Form 10QSB
period 1996-03-31
ROCKIES FUND INC
filed 1996-05-17
CIK 725260

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _________ to __________

                         Commission file number:   0-12444


                            THE ROCKIES FUND, INC.
            ______________________________________________________
            (Exact Name of Registrant as Specified in its Charter)


          Nevada                                                 84-0928022
_________________________________                      _______________________
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                        Identification Number)

4465 Northpark Drive, Colorado Springs, Colorado                 80907
________________________________________________         ___________________
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (719) 590-4900
                                                     ________________

                                      N/A
_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   / X /      No   /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1996, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Statement of Assets and Liabilities at March 31, 1996 (unaudited) and December 31, 1995 (audited)

                Schedule of Investments and Restricted Securities

                Statement of Operations for the Three Months Ended March 31, 1996 and March 31, 1995 (unaudited)

                Statements of Stockholders' Equity Three Months Ended March 31, 1996 (unaudited), and Years Ended December 31, 1995 and 1994 (audited)

                Statement of Changes in Net Assets as of March 31, 1996 and March 31, 1995 (unaudited)

                Notes to Unaudited Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings

     Item 2.    Changes in Securities

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying Statements of Assets and Liabilities as of March 31, 1996, and December 31, 1995; Schedule of Investments as of March 31, 1996; Statements of Operations for the three month period ended March 31, 1996 and 1995; Statement of Changes in Net Assets for the three month period ended March 31, 1996 and March 31, 1995; and Statements of Stockholders' Equity for three months ended March 31, 1996, and years ended December 31, 1995 and 1994 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                                   March 31,    December 31,
                                                     1996           1995
                                                  (unaudited)     (audited)
                                                  ___________   ____________
ASSETS
Investments in restricted and unrestricted
securities, at fair value
(See accompanying schedule):                      1,236,429       1,400,374

Cash:
     Cash & cash equivalents                        16,352            1,193
     Accrued interest receivable                     2,255            2,130
     Prepaid expenses and other assets               6,702            6,654
     Accounts receivables from investees            30,322           61,518

               Total Current Assets              1,292,060        1,471,869
                                                __________       __________

Property & Equipment:
     Land                                          102,775          102,775
     Building                                      558,959          558,959
     Leasehold improvements                         83,200           83,200
     Equipment                                       1,484            1,484
     Furniture and fixtures                         13,461           13,461
                                               ___________      ___________

        Less Accumulated Depreciation              (51,577)         (44,961)

               Property & Equipment - Net          708,302          714,918
                                                __________       ___________

TOTAL ASSETS                                     2,000,362        2,186,787
                                                 =========        =========

                                                                   (Continued)

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (Continued)

                                             March 31, 1996  December 31, 1995
                                               (unaudited)       (audited)
                                               ___________     ____________
CURRENT LIABILITIES
     Cash overdraft                                   -0-            8,653
     Accounts payable                              67,749           55,994
     Accrued interest payable                      20,982           19,588
     Other accrued liabilities                     40,473           39,697
     Notes payable
          Related parties                          63,247           71,278
          Other                                   100,191          120,349
                                                _________        _________
                                                  163,438          191,627

     Current portion of long-term debt             40,586           39,785
     Borrowings under line of credit              102,899          103,086

               Total Current Liabilities          436,127          458,430
                                                _________        _________

Long-term debt, less current portion:             343,263          351,831

Other Liabilities
     Security deposits                              6,737            6,462
     Other liabilities                             60,000           62,500

               Total Liabilities                  846,126          879,223
                                                _________        _________

NET ASSETS and STOCKHOLDER'S EQUITY             1,154,235        1,307,564
(Equivalent to $1.80 per share at March 31,     =========        =========
 1996 and $2.04 per share at Dec. 31, 1995)

COMPONENTS OF NET ASSETS:
  Common Stock, $.01 par value,
  Authorized 5,000,000 shares;
  640,256 issued and outstanding on
  Dec. 31, 1995 and March 31, 1996 :                6,403           6,403

  Additional paid-in capital                    2,901,243       2,901,243

  Accumulated deficit:
     Accumulated net investment loss           (1,531,984)     (1,464,614)
     Accumulated net realized gain (losses)
       from sales and permanent write-downs
       of securities                             (115,293)       (212,485)
  Unrealized net appreciation of investments     (106,134)         77,017
                                               ___________     ___________

TOTAL ACCUMULATED DEFICIT:                     (1,753,411)     (1,600,082)
                                               __________      ___________

NET ASSETS                                      1,154,235       1,307,564
                                                =========       =========
/TABLE

THE ROCKIES FUND, INC.
Schedules of Investments
March 31, 1996 and December 31, 1995
________________________________________________________________________________________________________

                                                                                 FAIR           FAIR
                                                 INITIAL      ** COST AT       VALUE AT       VALUE AT
                                                INVESTMENT     MARCH 31,       MARCH 31,    DECEMBER 31,
       COMPANY            POSITION                 DATE           1996           1996           1995
________________________________________________________________________________________________________
RESTRICTED SECURITIES:

Airsoft                   166,667 common stock    Jun-93      25,000.00      130,000.26     130,000.00
                          83,333 common stock     Sep-93      25,000.00       64,999.74      65,000.00
                          35,417 common stock     Sep-93      10,625.00       27,625.26      27,625.00
                          83,333 common stock     Oct-93      25,000.00       64,999.74      65,000.00
                          78,332 common stock     Dec-93          31.33       61,098.96      61,099.00
                                                             __________      __________     __________
                                                              85,656.33      348,723.96     348,724.00

Bear Star, LLC*           5% partnership          Nov-94           0.00       30,000.00      30,000.00
                          interest

BMPI Liquidating Trust    166,680 common stock    Mar-85      57,782.00       19,514.89      19,515.00
                          333,360 common stock    Nov-85     115,563.00       38,905.78      38,906.00
                                                             __________      __________     __________
                                                             173,345.00       58,420.67      58,421.00

Capital 2000, Inc.*       20,000 common stock     Feb-93       5,000.00        5,000.00       5,000.00
                          6,000 common stock      Feb-95       1,500.00        1,500.00       1,500.00
                          24,000 common stock     Apr-95       6,000.00        6,000.00       6,000.00
                                                             __________      __________     __________
                                                              12,500.00       12,500.00      12,500.00

Colorado Venture          5,000 units of a        Mar-84           0.00       10,000.00      10,000.00
  Management Equity       limited partnership
  Fund I, Ltd.

Newport Firstfax, Ltd.    3.55% limited           May-85     133,333.00       20,000.00      20,000.00
                          partnership

Optimax Industries,       151,024 common stock    Jun-94     181,228.80      283,170.00     320,926.00
  Inc.*                   11,500 common stock     Jun-94              -               -      24,437.50
                          12,500 warrants         Sep-93           0.00        8,575.00       9,375.00
                                                             __________      __________     __________
                                                             181,228.80      291,745.00     354,738.50

Palo Verde Group*         Partnership interest    Mar-95       7,000.00        7,000.00       7,000.00

Premier Concepts, Inc.*** 500 common stock        Oct-92              -               -         312.50
                          62 common stock         May-93              -               -          38.75
                          188 common stock        May-93           0.00           82.25         117.50
                          112,500 common stock    Mar-94     112,500.00       49,218.75      70,313.00
                          25,000 common stock     Jun-94      27,500.00       10,937.50      15,625.00
                          60,000 common stock     Oct-94      60,000.00       26,250.00      37,500.00
                          25,000 common stock     Dec-94      25,000.00       10,937.50      15,625.00
                          8,500 common stock      Sep-95       6,375.00        3,718.75       5,313.00
                          200,000 common stock    Sep-95      50,000.00       87,500.00     125,000.00
                          5,000 common stock      Jan-96       3,517.50        2,187.50              -
                          10,000 common stock     Feb-96       4,687.50        4,375.00              -
                                                             __________      __________     __________
                                                             289,580.00      195,207.25     269,844.75

Redwood Broadcasting*     26,250 common stock     Jul-93      17,500.00       39,375.00      39,375.00
                          14,072 common stock     Jan-95      18,408.79       21,108.00      21,107.00
                                                             __________      __________     __________
                                                              35,908.79       60,483.00      60,482.00

Southshore Corporation    7,400 common stock      Mar-94      11,770.44        3,700.00       3,815.44
                          5,000 common stock      Mar-94              -               -       2,578.31
                          10,000 common stock     Dec-95       3,200.00        5,000.00       5,156.00
                                                             __________      __________     __________
                                                              14,970.44        8,700.00      11,549.75

Total Restricted Securities                                  933,522.36    1,042,779.88   1,183,260.00
                                                             __________      __________     __________


UNRESTRICTED SECURITIES:

American Diversified      70,000 common stock     Mar-96      20,250.00        9,800.00              -
  Group

Creative Programming      26,500 common stock     Dec-95      20,251.88       14,071.50      19,875.00
  Technology Ventures     7,500 common stock      Dec-95              -               -       5,625.00
                                                             __________      __________     __________
                                                              20,251.88       14,071.50      25,500.00

Discovery Technologies,   3,750 common stock      Mar-92              -               -       3,047.00
  Inc.*                   7,000 common stock      Sep-93              -               -       5,687.50
                          6,000 common stock      Sep-93      10,380.00        5,622.00       4,875.00
                          10,000 common stock     Mar-94      17,300.00        9,370.00       8,125.00
                          1,500 common stock      Apr-94       2,595.00        1,405.50       1,219.00
                          3,000 common stock      Jun-94          10.50        2,811.00       2,438.00
                          10,000 common stock     Dec-95              -               -       8,124.00
                          5,000 common stock      Feb-96       5,625.00        4,685.00              -
                                                             __________      __________     __________
                              Subtotal                        35,910.50       23,893.50      33,515.50

EMC                       3,577 common stock      Dec-95              -               -      54,996.00

Flanigan's Enterprises    2,000 common stock      Mar-96       8,835.00        9,500.00              -


Good Times Restaurants,   12,500 warrants         Mar-94       4,687.50          775.00         375.00
  Inc.

Global Casinos, Inc.*     38,000 common stock     Nov-93      76,000.00       13,072.00      10,640.00
                          43,309 common stock     Jan-94      50,068.21       14,898.30      12,127.00
                          17,241 common stock     Jan-94      19,931.79        5,930.90       4,827.00
                          12,500 common stock     Feb-94      25,000.00        4,300.00       3,500.00
                          750 common stock        Mar-94           0.00          258.00         210.00
                          5,000 common stock      Oct-94      10,000.00        1,720.00       1,400.00
                          50,000 common stock     Feb-96      17,207.50       17,200.00              -
                          10,000 common stock     Mar-96       3,125.00        3,440.00              -
                          17,500 warrants         Nov-93           0.00            0.00           0.00
                                                             __________      __________     __________
                                                             201,332.50       60,819.20      32,704.00

Harlyn Products, Inc.     500 common stock        Jan-96         632.75          531.50              -
                          4,500 common stock      Feb-96       5,249.65        4,783.50              -
                                                             __________      __________     __________
                                                               5,882.40        5,315.00           0.00

Healthwatch, Inc.         35,000 common stock     Jun-95              -               -      17,500.00
                          7,500 common stock      Jan-96       2,887.50        3,750.00              -
                          115,000 warrnts         Jun-95           0.00        8,550.00       8,550.00
                                                             __________      __________     __________
                                                               2,887.50       12,300.00      26,050.00

Laser Recording Systems,  100,000 common stock    Jun-95       5,050.00        2,000.00       2,000.00
  Inc.

Nutrition for Life, Inc.  1,000 common stock      Mar-96      19,560.00       21,750.00              -

Realty Refund Trust       2,000 common stock       Dec-95             -               -      11,250.00

TVG Technologies, Ltd.    1,000 A warrants        Aug-93           0.00          625.00         563.00
                          36,600 A warrants       Oct-93      75,012.50       22,875.00      20,606.00
                          4,000 A warrants        Mar-94       6,800.00        2,500.00       2,252.00
                          2,000 A warrants        Jun-94       2,580.50        1,250.00       1,126.00
                                                             __________      __________     __________
                                                              84,393.00       27,250.00      24,547.00

Total Unrestricted Securities                                409,040.28      187,474.20     210,937.50


OTHER SECURITIES:

Columbine Home Sales,     Note Receivable, 10%    Dec-95           0.00        6,175.00       6,175.00
  LLC*


Total Other Securities                                             0.00        6,175.00       6,175.00


TOTAL INVESTMENTS                                          1,342,562.64    1,236,429.08   1,400,372.50
                                                           ============    ============   ============

*    These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during 1996.

**   After permanent write-downs.

***  Certain shares are free trading either under Rule 144 of the Securities Act of 1933 or as a result of demand registration rights held by the Company.


See accompanying notes to financial statements.

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS

                                      For the Three Months      For the Three
Months
                                              Ended                 Ended
                                         March 31, 1996        March 31, 1995
                                           (Unaudited)           (Unaudited)
                                       ___________________
____________________
INVESTMENT INCOME:
     Rental income                            37,916                 40,321
     Interest income & dividends                 181                    314
     Other                                     5,700                  5,375
                                           _________              _________
          Total Income/Revenue                43,797                 46,010

Expenses:
     Legal and professional fees               15,166                11,667
     Wages and salaries                        43,066                38,889
     Interest                                  12,968                10,326
     Travel and entertainment                   4,181               (7,323)
     Office                                    11,919                11,302
     Building expenses and costs               23,273                22,920
     Investment expenses                          594                   -0-
                                            _________             _________
          Total Expenses                      111,167                87,781

NET INVESTMENT (LOSS)                        (67,370)              (41,770)
                                           __________            __________

NET REALIZED GAIN (LOSS) FROM SALES AND
PERMANENT WRITE-DOWNS OF INVESTMENTS           97,190                31,710
                                           __________            __________

UNREALIZED APPRECIATION
  (DEPRECIATION) IN VALUE OF INVESTMENTS
    Beginning of Period
    December 31, 1995 and 1994                 77,017               249,439
    End of Period
    March 31, 1996 and 1995                 (106,134)               177,450

UNREALIZED APRECIATION OF INVESTMENTS     $ (183,151)            $ (71,989)
                                          ===========            ==========
/TABLE

                                            THE ROCKIES FUND, INC.
                                      Statements of Stockholders' Equity
                                     Three Months Ended March 31, 1996 and
                                    Years Ended December 31, 1995 and 1994

                                                              Accumulated
                                                             Net Realized
                                                              Losses From    (Depreciation
                                               Accumulated     Sales And    Unrealized Net
                                Additional         Net         Permanent     Appreciation
                      Common      Paid-In      Investment    Write-Downs    (Depreciation)      Net
Assets                 Stock      Capital         Loss       Of Securities    Investments     Assets
                      ______    __________     ___________   _____________  ______________  ___________
BALANCES AT
  DEC. 31, 1993       $6,403    $2,901,243      $(810,523)     $(436,951)       $21,414      $1,651,586

Net Investment Gain       --            --       (365,149)             --            --       (365,149)
Net Realized Gain
 on Investments           --            --              --        192,577            --         192,577
Unrealized Appreciation
 of Investments           --            --              --             --       228,025         288,025
                       _____     _________       _________      _________       _______         _______
BALANCES AT
DEC. 31, 1994         $6,403    $2,901,243    $(1,205,672)     $(244,374)      $249,439      $1,707,039

Net Investment Loss       --            --       (258,942)             --            --       (258,942)
Net Realized Gain on
 Sale of Investments      --            --              --         31,889            --          31,889
Unrealized Appreciation
 of Investments           --            --              --             --     (172,422)       (172,422)
                       _____     _________       _________      _________       _______         _______
BALANCES AT
DEC. 31, 1995         $6,403    $2,901,243    $(1,464,614)     $(212,485)       $77,017       1,307,564
                      ======    ==========    ============     ==========       =======       =========

Net Investment Loss       --            --        (67,370)             --            --        (67,370)
Net Realized Gain on
 Sale of Investments      --            --              --         97,190             -          97,190
Unrealized Appreciation
 of Investments           --            --              --             --     (183,149)       (183,149)
                       _____     _________       _________      _________       _______         _______
BALANCES AT
MAR. 31, 1995         $6,403    $2,901,243    $(1,531,984)     $(115,293)    $(106,134)      $1,154,235
                      ======    ==========    ============     ==========    ==========      ==========
                                See Accompanying Notes to Financial Statements
/TABLE

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS




                                     For the Three Months  For the Three Months
                                     Ended March 31, 1996  Ended March 31, 1995
                                          (Unaudited)           (Unaudited)
                                     ____________________  ____________________

From Investment Activities:
 Net investment gain (loss):                (67,370)              (41,770)
 Net realized gain (loss) from
   sales and permanent write-downs
       of investments:                       97,190                 31,710
 Unrealized net appreciation
   (depreciation):                         (183,149)              (71,989)
                                           _________              ________
 Net increase (decrease) in
   net assets resulting from
   operations:                             (153,329)              (82,049)


Net Assets:

 Beginning of period
     December 31, 1995 and 1994:          1,307,564              1,707,039
 End of period
     March 31, 1996 and 1995:             1,154,235              1,624,990

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a)  Organization.

          The Rockies Fund, Inc. (the "Company") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Company is registered under the Investment Company Act of 1940 as a business development company.

     (b)  Valuation of Investments.

          Investments in restricted securities are carried at fair value as determined in good faith by the Board of directors.

     (c)  Income Taxes.

          As a business development company, the Company is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally realized and unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.


2.   PORTFOLIO SECURITIES
     ____________________

     AIRSOFT, INC.

     The Company, at March 31, 1996, held 447,082 shares of AirSoft, Inc. common stock, which stock is restricted as to sale, is non-income producing, and has been valued by the Board of Directors at $.78 per share, or $348,724 based on the price of the Company's most recent financing.

     AMERICAN DIVERSIFIED GROUP

     The Company, at March 31, 1996, owned 70,000 share of American Diversified Group, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.14 per share or $9,800.

     BEAR STAR (fka COLUMBINE HOME SALES, LLC.)

     The Company has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $30,000 based on the Company's 5% ownership. The Company also holds a note receivable from Columbine Homes in the amount of $6,175 which note pays interest at the rate of 10% per year.

     BMPI LIQUIDATING TRUST

     At March 31 1996, the Company held 500,040 shares of BMPI Liquidating Trust, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $.1168 per share or $58,421.

     CAPITAL 2000, INC. (fka OTC CAPITAL CORPORATION)

     The Company, at March 31, 1996, held 50,000 shares of Capital 2000, Inc. (fka OTC Capital Corporation) common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $12,500.

     COLORADO VENTURE MANAGEMENT EQUITY FUND I, LTD. ("CVM I")

     As of March 31, 1996, the Company held 2.29% interest in CVM I, which was valued by the Board of Directors at $10,000. CVM I is a venture partnership which represents a broad spectrum of investments in Rocky Mountain based venture capital companies. In the fourth quarter of 1995 the Company received a stock distribution of 3,577 shares of EMC from CVM I.

     CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES

     At March 31, 1996 the Company held 26,500 shares of CPTV which shares are non-restricted as to sale, non-income producing, and are valued at their quoted market price of $.5310 per share or $14,072.

     DISCOVERY TECHNOLOGIES, INC.

     The Company, at March 31, 1996, held 25,500 shares of Discovery Technologies, Inc. common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.937 per share or $23,894.

     FLANIGAN'S ENTERPRISES, INC.

     The Company, at March 31, 1996, held 2,000 shares of Flanigan's Enterprises, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted price of $4.75 per share or $9,500.

     GLOBAL CASINOS, INC.

     The Company, at March 31, 1996, held 176,800 shares of Global Casinos, Inc. common stock, which shares are unrestricted as to sale , non-income producing, and have been valued by the Board of Directors at their quoted market price of $.344 per share, or $60,819.20. The Company also holds common stock purchase warrants exercisable to purchase up to 17,500 shares of common stock of Global Casinos, Inc., at an exercise price of $2.00 per share, which warrants are also restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0.00, based on the fact that the exercise price of the warrants exceeds the current market price of the underlying common stock. Global Casinos, Inc. is engaged in the operation of gaming properties, both domestically and internationally.

     GOOD TIMES RESTAURANTS, INC.

     At March 31, 1996, the Company held common stock purchase warrants exercisable to acquire up to 12,500 shares of common stock of Good Times Restaurants. The warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.062, or $775.

     HARLYN PRODUCTS

     The Company, at March 31, 1996, held 5,000 shares of Harlyn Products, which share are unrestricted as to sale, non-income producing, and have been valued at their quoted price of $1.062 per share or $5,315.

     HEALTHWATCH, INC.

     At March 31, 1996, the Company held 7,500 shares of common stock of Healthwatch, Inc., which shares are unrestricted as to sale, are non-income producing, and have been valued by the Board of Directors at $.50 per share, or $3,750. The Company also held common stock purchase warrants exercisable to purchase up to an additional 115,000 shares of Healthwatch common stock. The warrants are also unrestricted as to sale, non-income producing, and have been valued by the Board of Directors at $.074 each, or $8,550.

     LASER RECORDING SYSTEMS, INC.

     At March 31, 1996, the Company held 100,000 shares of Laser Recording Systems, Inc. common stock which stock is unrestricted as to sale, non-income producing, and has been valued at their quoted market value of $.02 per share or $2,000.

     NEWPORT FIRSTFAX, LTD. (fka NEWPORT ASSOCIATES, LTD. / NEWPORT RATELINE, LTD.)

     The Company currently owns a 3.55% equity interest in Newport FirstFax, Ltd., which investment is restricted as to sale. Newport FirstFax, Ltd. is the surviving entity following the combination of Newport Associates, Newport Rateline and Newport Quoteline. The combined company was sold in the fourth quarter of 1993 and the partners' interests are being acquired over a five (5) year period. The Board of Directors continues to value the investment at $20,000 based on the estimated cash the Company will receive as a result of the sale.

     NUTRITION FOR LIFE, INC.

     The Company, at March 31, 1996, held 1,000 share of Nutrition for Life, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $21.75 per share or $21,750.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)

     At March 31, 1996, the Company held 151,024 shares of common stock of Optimax Industries, Inc., which shares are restricted as to sale, are non-income producing, and have been valued at their quoted market price of $1.875 per share or $283,170. The Company also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are currently valued at their quoted market price of $.69 each or $8,575.

     PALO VERDE GROUP

     The Company, at March 31, 1996, owns a partnership interest in Palo Verde Group which investment is restricted to sale, non-income producing and has been valued by the Board of Directors at $7,000 based on the original investment amount.

     PREMIER CONCEPTS, INC. (fka SILVER STATE CASINOS, INC.)

     The Company, at March 31, 1996, held 446,188 shares of Premier Concepts, Inc. common stock, which stock is restricted as to sale, non-income producing, and has been valued at $.375 per share, or $195,207.

     REDWOOD BROADCASTING, INC.(fka INTELLIGENT FINANCIAL HOLDING CORPORATION)

     At March 31, 1996, the Company held 40,322 shares of Redwood Broadcasting, Inc. common stock which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $1.50 per share, or $60,483.

     SOUTHSHORE CORPORATION

     At March 31, 1996, the Company held 17,400 share of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at $.50 per share or $8,700. Southshore Corporation is a publicly-traded family entertainment company.

     TVG TECHNOLOGIES, INC.

     The Company, at March 31, 1996, held common stock purchase warrants exercisable to acquire up to 43,600 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.625 per share or $27,250.



     REAL ESTATE OPERATIONS

     During the third quarter of fiscal 1993 the Company purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Building"). The Building was acquired primarily to provide office space for the Company and as a potential source of income. The Company currently occupies approximately ten percent (10%) of the Building and leases the remaining space to eleven (11) other unrelated parties under varying, noncancelable, operating leases expiring in various years through 2002. The Building is currently 88% occupied.

     The Company's employees are responsible for management and leasing of the Building, and currently spend between 10% and 15% of their time attending to such activities. The balance of their time is devoted to the Company's other investment and venture capital activities.

     Aside from ownership and operation of the Building, it is not the intention of the Company to actively participate in the commercial real estate industry, and the Company presently does not anticipate or have plans to acquire additional rental real estate. However, the Company may, in the future, consider other real estate investment opportunities which the Company's Board of Directors believe are likely to produce a reasonable return on investment. In making this decision, the Board will consider the prospects of capital appreciation, cash flow from rental operations and reinvestment thereof, the risks of the particular property and the rental market conditions existing at the time of purchase. Additional investments in rental real estate must also be made in compliance with the provisions of the Act and must not jeopardize the Company's status as a business development company under the Act.

     The commercial real estate market in Colorado Springs, Colorado, although steadily improving over the last several years, still remains very competitive. While the Board does not believe that a single firm or group dominates the commercial real estate industry in Colorado Springs, many of the participants are well-established and possess far greater financial and market resources than the Company.

3.   INCOME TAXES

     For federal income tax purposes, the Company has net operating loss and capital loss carry-forwards and for financial statement purposes, the Company has loss carry-forwards. The net operating losses expire through the year 2006 and the capital loss carry-forwards expire through the end of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

     During the three months ended March 31, 1996, the Company liquidated certain investments, including 11,500 shares of Optimax; 562 shares of Premier Concepts to account for a 1:4 reverse split, 5,000 shares of Southshore; 7,500 shares of Creative Programming and Technology Venture; 20,750 shares of Discovery Technologies; 3,577 shares of EMC; 35,000 shares of Healthwatch, Inc.; and 2,000 shares of Realty Refund Trust. The funds received from the liquidation of these securities allowed the Company to add a limited number of new investments to the Company's portfolio, including the following:

          During the three months ended March 31, 1996, the Company acquired 15,000 shares of Premier Concepts common stock, for a total investment of $8,205.00; 70,000 shares of American Diversified Group common stock, for a total investment of $20,250.00; 2,000 shares of Flanigan's Enterprises common stock for a total investment of $8,835.00; 60,000 shares of Global Casino's common stock for a total investment of $20,332.50; 5,000 shares of Harlyn Products common stock for a total investment of $5,882.40; 7,500 shares of Healthwatch common stock for a total investment of $2,887.50; and 1,000 shares of Nutrition for Life common stock for a total investment of 19,560.00.

          Due in part to a decrease in the existing portfolio's value of investments principally Optimax and Premier Concepts, the fair market value of the Company's investments in restricted and unrestricted securities fell from $1,400,374 on December 31, 1995, to $1,236,429 on March 31, 1996, a decrease of
$163,945 or nearly 12%. Cash and cash equivalents increased from $1,193 to $16,352, an increase of $15,159 or 13%, due to the collection of short term loans from various related parties. As a result, there was a decrease in accounts receivable of $31,196 or 51% from $61,518 as of December 31, 1995 to 30,322 as of March 31, 1996. Total current assets decreased from $1,471,864 at December 31, 1995 to $1,292,060 on March 31, 1996, a decrease of $179,809 or
12% primarily due to the decrease in the portfolio evaluations for during the three months ended March 31, 1996. Total Assets, therefore, had a decrease of 9% from $2,186,787 on December 31, 1995 to $2,000,362 on March 31, 1996.

     Current liabilities decreased $22,303 or 5% during the three months ended March 31, 1996. Cash overdraft is at $0.00 for March 31, 1996 as was at $8,653 for December 31, 1995. Accounts payable increased $16,755 or 17% mainly due to an increase of payables and accrued expenses by the end of the quarter. Notes payable decreased from $191,627 at December 31, 1995, to $163,438 at March 31, 1996 a decrease of 28,198 or 15%. Borrowing under lines of credit remain outstanding as of March 31, 1996 which includes a $100,000 line of credit that accrues interest at the rate of prime plus 2% (10.25% at March 31, 1996) secured by the Company's office building. Other liabilities decreased by 4% as was offset against leasehold improvement expense.

     As a result, total liabilities decreased during the three months ended March 31, 1996, from $879,223 at December 31, 1995, to $846,126, a decrease of
$33,097, or 4%.

     Based on the foregoing, Net Asset Value decreased during the three months ended March 31, 1996, from $1,307,564 at December 31, 1995, to $1,154,235 on
March 31, 1996, a decrease of $153,329 or nearly 12%. Net assets per common share decreased from $2.04 per share at December 31, 1995, to $1.80 per share on March 31, 1996, a decrease of $.24.

     Other than the foregoing, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Company's liquidity or capital resources materially increasing or decreasing.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

     The Company's investment income for the three months ended March 31, 1996, was $43,797, a decrease of $2,213 compared with the same period in 1995. This decrease in revenue is primarily the result of decreased building rental income. Expenses increased from $87,781 in 1995 to $111,167 for the quarter ended March 31, 1996, an increase of $23,386 or nearly 27%. Contributing to the increase in expenses was an increase in legal and professional fees of 30%, interest expenses of 26%, and wages and salaries of 11%.

     Based on the foregoing, the Company reported a net investment loss for the quarter of $(67,370), a loss increase of 61% compared to the net investment loss of (41,770) for the three months ended September 31, 1995.

     For the three (3) months ended March 31, 1996, the Company's net realized gain from sales of investments was $97,190, a 206% increase from $31,710 realized during the same period in 1995. In the three months ended March 31, 1996, the unrealized appreciation/(depreciation) in the value of the Company's investments increased from a depreciation of $(71,989) to $(183,151), an increase of $111,162 or approximately 154%. This increase in unrealized depreciation is due mainly to the decrease in value of the Company's remaining portfolio securities during the three month period ended March 31, 1996.

     Other than the foregoing, Management knows of no trends or uncertainties that will have any material impact on the income or expenses of the Company.

                          PART 1.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     During 1996, the Company received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Company, its securities trading activities and those of one of its officers. As of March 15, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There can be no assurance of the outcome of this matter or the ultimate effect on the Company's financial position.

     Item 2.  Changes in Securities

     None.

     Item 3.  Default Upon Senior Securities

     There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock is outstanding.

     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Item 5.  Other Information

     None.

     Item 6.  Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               THE ROCKIES FUND, INC.


Dated:    May 14, 1996         By:  /s/ Stephen G. Calandrella
        ________________           ________________________________

                                   Stephen G. Calandrella, President



Dated:    May 14, 1996         By:  /s/ Craig T. Rogers
        ________________           ________________________________

                                   Craig T. Rogers, Chief Financial Officer