Form 10QSB
period 1996-06-30
ROCKIES FUND INC
filed 1996-08-19
CIK 725260

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended June 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _________ to __________

                         Commission file number:   0-12444-D


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Statement of Assets and Liabilities at June 30, 1996 (unaudited) and December 31, 1995 (audited)

                Schedule of Investments and Restricted Securities

                Statement of Operations for the Three Months Ended June 30, 1996 and June 30, 1995 (unaudited)

                Statement of Operations for the Six Months Ended June 30, 1996 and June 30, 1995 (unaudited)

                Statements of Stockholders' Equity Six Months Ended June 30, 1996 (unaudited), and Years Ended December 31, 1995 and 1994 (audited)

                Statement of Changes in Net Assets as of June 30, 1996 and June 30, 1995 (unaudited)

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

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Statements of Assets and Liabilities as of June 30, 1996; Schedule of Investments as of June 30, 1996; Statement of Operations for the three month period ended June 30, 1996 and June 30, 1995; Statement of Operations for the six month period ended June 30, 1996 and 1995; Statement of Changes in Net Assets for the six month period ended June 30, 1996 and June 30, 1995; and Statements of Stockholders' Equity for six months ended June 30, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   June 30,     December 31,
                                                     1996           1995
                                                  (unaudited)     (audited)
                                                  ___________   ____________
ASSETS
Investments in restricted and unrestricted
securities, at fair value
(See accompanying schedule):                      2,686,264       1,400,374

Cash:

   Cash & cash equivalents                             -0-            1,193
   Accrued interest receivable                         328            2,130
   Prepaid expenses and other assets                 6,175            6,654
   Accounts receivables from investees              26,813           61,518
                                                -----------      -----------
      Total Current Assets                       2,719,580        1,471,869
                                                -----------      -----------

Property & Equipment:

   Land                                            102,775          102,775
   Building                                        633,497          558,959
   Leasehold improvements                           83,200           83,200
   Equipment                                         1,484            1,484
   Furniture and fixtures                           13,461           13,461
                                                -----------      -----------
      Less Accumulated Depreciation                (58,193)         (44,961)

         Property & Equipment - Net                776,225          714,918
                                                -----------      -----------
TOTAL ASSETS                                     3,495,804        2,186,787
                                                 =========        =========

                                                                   (Continued)

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Continued)

                                                June 30,       December 31,
                                                  1996             1995
                                               (unaudited)       (audited)
                                               ___________     ____________
CURRENT LIABILITIES
   Cash overdraft                                      105            8,653
   Accounts payable                                 67,489           55,994
   Accrued interest payable                         23,094           19,588
   Other accrued liabilities                        36,204           39,697
   Notes payable
      Related parties                               59,550           71,278
      Other                                        112,995          120,349
                                                -----------      -----------
                                                   172,545          191,627

   Current portion of long-term debt                41,404           39,785
   Borrowings under line of credit                 167,899          103,086

         Total Current Liabilities                 508,740          458,430
                                                -----------      -----------
Long-term debt, less current portion:              332,599          351,831

Other Liabilities
   Security deposits                                 6,137            6,462
   Other liabilities                                57,500           62,500

         Total Liabilities                         904,976          879,223
                                                -----------      -----------
NET ASSETS and STOCKHOLDER'S EQUITY              2,590,828        1,307,564
(Equivalent to $4.05 per share at June 30,       =========        =========
 1996 and $2.04 per share at Dec. 31, 1995)

COMPONENTS OF NET ASSETS:
Common Stock, $.01 par value, Authorized
   5,000,000 shares; 640,256 issued and out-
   standing on Dec. 31, 1995 and June, 1996 :        6,403            6,403

Additional paid-in capital                       2,901,243        2,901,243

Accumulated deficit:
   Accumulated net investment loss              (1,628,185)      (1,464,614)
   Accumulated net realized gain (losses)
   from sales and permanent write-downs
   of securities                                   (78,700)        (212,485)
Unrealized net appreciation of investments        1,390,067          77,017
                                                -----------      -----------
TOTAL ACCUMULATED DEFICIT:                        (316,818)      (1,600,082)
                                                -----------      -----------
NET ASSETS                                       2,590,828        1,307,564
                                                 =========        =========

THE ROCKIES FUND, INC.
Schedules of Investments
June 30, 1996 and December 31, 1995
________________________________________________________________________________________________________

                                                                      FAIR            FAIR
                                                       INITIAL     ** COST AT       VALUE AT       VALUE AT
                                                      INVESTMENT    JUNE 30,        JUNE 30,     DECEMBER 31,
       COMPANY                 POSITION                  DATE         1996            1996           1995
________________________________________________________________________________________________________
RESTRICTED SECURITIES:
- ---------------------
Bear Star, LLC            5% partnership interest       Nov-94            0.00       30,000.00      30,000.00

BMPI Liquidating Trust    166,680 common stock          Mar-85       57,782.00       19,514.89      19,514.89
                          333,360 common stock          Nov-85      115,563.00       38,905.78      38,905.78
                                                                  -------------------------------------------
                                                                    173,345.00       58,420.67      58,420.67

Capital 2000, Inc.        20,000 common stock           Feb-93        5,000.00        5,000.00       5,000.00
                          6,000 common stock            Feb-95        1,500.00        1,500.00       1,500.00
                          24,000 common stock           Apr-95        6,000.00        6,000.00       6,000.00
                                                                  -------------------------------------------
                                                                     12,500.00       12,500.00      12,500.00

Colorado Venture Mgt      5,000 units of a limited      Mar-84            0.00       10,000.00      10,000.00
  Equity Fund I, Ltd.     partnership

Newport Firstfax, Ltd.    3.55% limited partnership     May-85      133,333.00       20,000.00      20,000.00

Optimax Industries, Inc.* 135,024 common stock          Jun-94      162,229.20      244,966.09     253,483.12
                          15,833 common stock           Jun-94               -               -      29,686.88
                          12,500 warrants               Sep-93            0.00        7,812.50       8,575.00
                                                                  -------------------------------------------
                                                                    162,229.20      252,778.59     291,745.00

Palo Verde Group          Partnership interest          Mar-95               -               -       7,000.00

Premier Concepts, Inc.*** 188 common stock              May-93            0.00           94.00          82.25
                          112,500 common stock          Mar-94      112,500.00       56,250.00      49,218.75
                    ****  25,000 common stock           Jun-94       27,500.00       12,500.00      10,937.50
                          60,000 common stock           Oct-94       60,000.00       30,000.00      26,250.00
                    ****  25,000 common stock           Dec-94       25,000.00       12,500.00      10,937.50
                          8,500 common stock            Sep-95        6,375.00        4,250.00       3,718.75
                          200,000 common stock          Sep-95       50,000.00      100,000.00      87,500.00
                          5,000 common stock            Jan-96        3,517.50        2,500.00       2,187.50
                          10,000 common stock           Feb-96        4,687.50        5,000.00       4,375.00
                          15,000 common stock           Apr-96        7,971.10        7,500.00             -
                                                                  -------------------------------------------
                                                                    297,551.10      230,594.00     195,207.25

Redwood Broadcasting,     26,250 common stock           Jul-93               -               -      39,375.00
  Inc.                    14,072 common stock           Jan-95               -               -      21,108.00
                                                                  -------------------------------------------
                                                                          0.00            0.00      60,483.00

Shiva Corporation         23,679 common stock           Jun-96       85,656.33    1,792,476.62     348,723.96

Southshore Corporation    7,400 common stock            Mar-94       11,770.44        2,775.00       3,700.00
                          10,000 common stock           Dec-95        3,200.00        3,750.00       5,000.00
                                                                  -------------------------------------------
                                                                     14,970.44        6,525.00       8,700.00

Total Restricted Securities
- ---------------------------


UNRESTRICTED SECURITIES:
- -----------------------
American Diversified      70,000 common stock           Mar-96               -               -       9,800.00
  Group

Creative Programming &    26,500 common stock           Dec-95       20,251.88        5,803.50      14,071.50
 Technology Ventures

Discovery Technologies,   1,000 common stock            Sep-93        1,730.00        1,063.00         937.00
 Inc.                     5,000 common stock            Sep-93               -               -       4,685.00
                          10,000 common stock           Mar-94       17,300.00       10,630.00       9,370.00
                          1,500 common stock            Apr-94        2,595.00        1,594.50       1,405.50
                          3,000 common stock            Jun-94           10.50        3,189.00       2,811.00
                          5,000 common stock            Feb-96        5,625.00        5,300.00       4,685.00
                                                                  -------------------------------------------
                                                                     27,260.50       21,776.50      23,893.50

Flanigan's Enterprises    2,000 common stock            Mar-96               -               -       9,500.00

Good Times Restaurants,   12,500 warrants               Mar-94        4,687.50          775.00         775.00
 Inc.

Global Casinos, Inc.*     38,000 common stock           Nov-93       76,000.00       28,500.00      13,072.00
                          43,309 common stock           Jan-94       50,068.21       32,481.75      14,898.30
                          17,241 common stock           Jan-94       19,931.79       12,930.75       5,930.90
                          12,500 common stock           Feb-94       25,000.00        9,375.00       4,300.00
                          750 common stock              Mar-94            0.00          562.50         258.00
                          5,000 common stock            Oct-94       10,000.00        3,750.00       1,720.00
                          50,000 common stock           Feb-96       17,207.50       37,500.00      17,200.00
                          10,000 common stock           Mar-96        3,125.00        7,500.00       3,440.00
                          17,500 warrants               Nov-93            0.00            0.00           0.00
                                                                  -------------------------------------------
                                                                    201,332.50      132,600.00      60,819.20

Harlyn Products, Inc.     500 common stock              Jan-96          632.75          469.00         531.50
                          400 common stock              Feb-96          506.67          375.20         425.20
                          2,100 common stock            Feb-96        2,429.28        1,969.80       2,232.30
                          2,000 common stock            Feb-96               -               -       2,126.00
                                                                      3,568.70        2,814.00       5,315.00

Healthwatch, Inc.         7,500 common stock            Jan-96               -               -       3,750.00
                          115,000 warrants              Jun-95            0.00            0.00       8,550.00
                                                                  -------------------------------------------
                                                                          0.00            0.00      12,300.00

Image Matrix              10,000 units                  Jun-96       57,500.00       50,000.00              -

Laser Recording Systems,  100,000 common stock          Jun-95        5,050.00        2,000.00       2,000.00
 Inc.

North American Resorts    15,000 common stock           May-96        2,850.00        1,800.00              -

Nutrition for Life, Inc.  1,000 common stock            Mar-96               -               -      21,750.00
                          1,000 common stock            Apr-96       14,314.85       14,750.00             -
                                                                  -------------------------------------------
                                                                     14,314.85       14,750.00      21,750.00

S2 Golf, Inc.             5,000 common stock            May-96        7,690.00        6,250.00              -

Tampa Bay Corporation     2,000 common stock            May-96        6,063.40        5,000.00              -

TVG Technologies, Ltd.    1,000 A warrants              Aug-93            0.00          875.00         625.00
                          26,600 A warrants             Oct-93       62,837.50       23,275.00      16,625.00
                          10,000 A warrants             Oct-93               -               -       6,250.00
                          4,000 A warrants              Mar-94        6,800.00        3,500.00       2,500.00
                          2,000 A warrants              Jun-94        2,580.50        1,750.00       1,250.00
                                                                  -------------------------------------------
                                                                     72,218.00       29,400.00      27,250.00

Total Unrestricted Securities                                       422,787.33      272,969.00     187,474.20
- -----------------------------


OTHER SECURITIES:
- ----------------
Columbine Home Sales,     Note Receivable, 10%          Dec-95            0.00        6,175.00       6,175.00
 LLC

Total Other Securities                                                    0.00        6,175.00       6,175.00
- ----------------------


TOTAL INVESTMENTS                                                 1,302,372.40    2,692,438.88   1,236,429.08
- -----------------                                                 ============    ============   ============

*    These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during 1996.

**   After permanent write-downs.

***  Certain shares are free trading either under Rule 144 of the Securities Act of 1933 or as a result of demand registration rights held by the Company.

**** At June 30, 1996, the Company has agreements to receive 42,500 of the indicated securities but had not yet received certificates representing the shares.

See accompanying notes to financial statements.


                                         THE ROCKIES FUND, INC.
                                         STATEMENT OF OPERATIONS

                                   For the Three Months    For the Three Months
                                           Ended                   Ended
                                       June 30, 1996           June 30, 1995
                                        (Unaudited)             (Unaudited)
                                    ___________________    ____________________
INVESTMENT INCOME:
   Rental income                            38,913                38,101
   Interest income & dividends                 148                   188
   Other                                    (4,457)                6,705
                                        -----------           -----------
         Total Income/Revenue               34,605                44,994

Expenses:

   Legal and professional fees              19,498                23,588
   Wages and salaries                       41,456                38,451
   Interest                                  6,114                 1,946
   Travel and entertainment                  2,714                 3,481
   Office                                   20,715                14,075
   Bad Debts                                 7,997                   -0-
   Building expenses and costs              29,168                27,269
   Investment expenses                       3,143                   -0-
                                        -----------           -----------
         Total Expenses                    130,806               108,811

NET INVESTMENT (LOSS)                      (96,201)              (63,817)
                                        -----------           -----------
NET REALIZED GAIN (LOSS) FROM
SALES AND PERMANENT WRITE-DOWNS
OF INVESTMENTS                              36,593               (61,440)
                                        -----------           -----------
UNREALIZED APPRECIATION
 (DEPRECIATION) IN VALUE OF
 INVESTMENTS
   Beginning of Period
      March 31, 1996 and 1995             (106,134)              177,450
   End of Period
      June 30, 1996 and 1995             1,390,067                24,713

UNREALIZED APPRECIATION OF
 INVESTMENTS                            $1,496,201             $(152,737)
                                         =========             ==========

                                         THE ROCKIES FUND, INC.
                                         STATEMENT OF OPERATIONS

                                    For the Six Months      For the Six Months
                                           Ended                   Ended
                                       June 30, 1996           June 30, 1995
                                        (Unaudited)             (Unaudited)
                                    ___________________    ____________________
INVESTMENT INCOME:
   Rental income                            76,829                38,101
   Interest income & dividends                 329                   502
   Other                                     1,244                12,080
                                        -----------           -----------
   Total Income/Revenue                     78,402                91,004

Expenses:

   Legal and professional fees              24,664                33,690
   Wages and salaries                       84,522                77,340
   Interest                                  9,432                 3,765
   Travel and entertainment                  6,895                (3,841)
   Office                                   32,634                26,941
   Bad Debt                                  7,997                   -0-
   Building expenses and costs              62,092                58,697
   Investment expenses                       3,736                   -0-
                                        -----------           -----------
   Total Expenses                          241,972               196,591

NET INVESTMENT (LOSS)                     (163,571)             (105,587)
                                        -----------           -----------
NET REALIZED GAIN (LOSS) FROM
SALES AND PERMANENT WRITE-DOWNS
OF INVESTMENTS                             133,783               (29,730)
                                        -----------           -----------
UNREALIZED APPRECIATION
 (DEPRECIATION) IN VALUE OF
 INVESTMENTS
   Beginning of Period
      December 31, 1995 and 1994            77,017               249,439
   End of Period
      June 30, 1996 and 1995             1,390,067                24,713

UNREALIZED APPRECIATION OF
   INVESTMENTS                          $1,313,050             $(224,726)
                                        ==========             ==========

                                            THE ROCKIES FUND, INC.
                                      Statements of Stockholders' Equity
                                     Three Months Ended March 31, 1996 and
                                    Years Ended December 31, 1995 and 1994

                                                              Accumulated
                                                             Net Realized
                                                              Losses From    (Depreciation
                                               Accumulated     Sales And    Unrealized Net
                                Additional         Net         Permanent     Appreciation
                      Common      Paid-In      Investment    Write-Downs    (Depreciation)      Net
                       Stock      Capital         Loss       Of Securities    Investments     Assets
                      ______    __________     ___________   _____________  ______________  ___________
BALANCES AT
 DECEMBER 31, 1993    $6,403    $2,901,243      $(810,523)     $(436,951)       $21,414      $1,651,586
                      ======    ==========      ==========     ==========       =======      ==========
Net Investment Gain       --            --       (365,149)             --            --       (365,149)
Net Realized Gain on
 Investments              --            --              --        192,577            --         192,577
Unrealized Appreciation
 of Investments           --            --              --             --       228,025         288,025
                      ------    ----------    ------------     ----------      --------      ----------
BALANCES AT
 DECEMBER 31, 1994    $6,403    $2,901,243    $(1,205,672)     $(244,374)      $249,439      $1,707,039
                      ======    ==========    ============     ==========      ========      ==========
Net Investment Loss       --            --       (258,942)             --            --       (258,942)
Net Realized Gain on
 Sale of Investments      --            --              --         31,889            --          31,889
Unrealized Appreciation
 of Investments           --            --              --             --     (172,422)       (172,422)
                      ------    ----------    ------------     ----------      --------      ----------
BALANCES AT
 DECEMBER 31, 1995    $6,403    $2,901,243    $(1,464,614)     $(212,485)       $77,017       1,307,564
                      ======    ==========    ============     ==========       =======      ==========
Net Investment Loss       --            --        (67,370)             --            --        (67,370)
Net Realized Gain
 on Sale of Investments   --            --              --         97,190             -          97,190
Unrealized Appreciation
 of Investments           --            --              --             --     (183,149)       (183,149)
                      ------    ----------    ------------     ----------      --------      ----------
BALANCES AT
 MARCH 31, 1996       $6,403    $2,901,243    $(1,531,984)     $(115,293)    $(106,134)      $1,154,235
                      ======    ==========    ============     ==========    ==========      ==========
Net Investment Loss       --            --        (96,201)             --            --        (96,201)
Net Realized Gain
 on Sale of Investments   --            --              --         36,593             -          36,593
Unrealized Appreciation
 of Investments           --            --              --             --     1,496,201       1,496,201
                      ------    ----------    ------------     ----------      --------      ----------
BALANCES AT JUNE 30,
  1996                $6,403    $2,901,243     $(1,628,185      $(78,700)    $1,390,067      $2,590,828
                      ======    ==========    ============      =========    ==========      ==========

                                See Accompanying Notes to Financial Statements

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS


                                   For the Three Months    For the Three Months
                                   Ended March 31, 1996    Ended March 31, 1995
                                        (Unaudited)             (Unaudited)
                                   ____________________    ____________________
From Investment Activities:
   Net investment gain (loss):            (163,571)               23,013
   Net realized gain (loss) from
      sales and permanent write-downs
      of investments:                      133,783               (27,987)
                                        -----------           -----------
   Unrealized net appreciation
   (depreciation):                       1,313,052               (67,609)
      Net increase (decrease) in
         net assets resulting
         from operations:                1,283,264               (72,583)


Net Assets:

   Beginning of period
      December 31, 1995 and 1994:        1,307,564             1,057,008
   End of period
      June 30, 1996 and 1995:            2,590,828             1,180,110


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a)  Organization.
          ------------
          The Rockies Fund, Inc. (the "Company") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Company is registered under the Investment Company Act of 1940 as a business development company.

     (b)  Valuation of Investments.
          ------------------------
          Investments in restricted securities are carried at fair value as determined in good faith by the Board of directors.

     (c)  Income Taxes.
          ------------
          As a business development company, the Company is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally realized and unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.



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

     BMPI LIQUIDATING TRUST

     At June 30, 1996, the Company held 500,040 shares of BMPI Liquidating Trust, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $.1168 per share or $58,421.

     CAPITAL 2000, INC. (fka OTC CAPITAL CORPORATION)

     The Company, at June 30, 1996, held 50,000 shares of Capital 2000, Inc. (fka OTC Capital Corporation) common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $12,500.

     COLORADO VENTURE MANAGEMENT EQUITY FUND I, LTD. ("CVM I")

     As of June 30, 1996, the Company held 2.29% interest in CVM I, which was valued by the Board of Directors at $10,000. CVM I is a venture partnership which represents a broad spectrum of investments in Rocky Mountain based venture capital companies. In the fourth quarter of 1995 the Company received a stock distribution of 3,577 shares of EMC from CVM I.

     CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES

     At June 30, 1996 the Company held 26,500 shares of CPTV common stock, which shares are unrestricted as to sale, non-income producing, and are valued at their quoted market price of $.2190 per share or $5,804.

     DISCOVERY TECHNOLOGIES, INC.

     The Company, at June 30, 1996, held 20,500 shares of Discovery Technologies, Inc. common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.06 per share or $21,162.

     GLOBAL CASINOS, INC.

     The Company, at June 30, 1996, held 176,800 shares of Global Casinos, Inc. common stock, which shares are unrestricted as to sale , non-income producing, and have been valued by the Board of Directors at their quoted market price of $.75 per share, or $132,600. The Company also holds common stock purchase warrants exercisable to purchase up to 17,500 shares of common stock of Global Casinos, Inc., at an exercise price of $2.00 per share, which warrants are also restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0.00, based on the fact that the exercise price of the warrants exceeds the current market price of the underlying common stock. Global Casinos, Inc. is engaged in the operation of gaming properties, both domestically and internationally.

     GOOD TIMES RESTAURANTS, INC.

     At June 30, 1996, the Company held common stock purchase warrants exercisable to acquire up to 12,500 shares of common stock of Good Times Restaurants. The warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.062, or $775.

     HARLYN PRODUCTS

     The Company, at June 30, 1996, held 3,000 shares of Harlyn Products common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted price of $.9380 per share or $2,814.

     IMAGE MATRIX

     The Company, at June 30, 1996 held 10,000 units of Image Matrix Corp. which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $5.00 per share or $50,000.

     LASER RECORDING SYSTEMS, INC.

     At June 30, 1996, the Company held 100,000 shares of Laser Recording Systems, Inc. common stock which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market value of $.02 per share or $2,000.

     NEWPORT FIRSTFAX, LTD. (fka NEWPORT ASSOCIATES, LTD. /
     NEWPORT RATELINE, LTD.)

     The Company currently owns a 3.55% equity interest in Newport FirstFax, Ltd., which investment is restricted as to sale. Newport FirstFax, Ltd. is the surviving entity following the combination of Newport Associates, Newport Rateline and Newport Quoteline. The combined company was sold in the fourth quarter of 1993 and the partners' interests are being acquired over a five (5) year period. The Board of Directors continues to value the investment at $20,000 based on the estimated cash the Company will receive as a result of the sale.

     NUTRITION FOR LIFE, INC.

     The Company, at June 30, 1996, held 1,000 shares of Nutrition for Life common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $14.75 per share or $14,750.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)

     At June 30, 1996, the Company held 135,191 shares of Optimax Industries, Inc. common stock, which shares are restricted as to sale, are non-income producing, and have been valued at their quoted market price of $1.8120 per share or $244,966. The Company also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.625 each or $7,813.

     PREMIER CONCEPTS, INC. (fka SILVER STATE CASINOS, INC.)

     The Company, at June 30, 1996, held 461,188 shares of Premier Concepts, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 per share, or $230,594. Of the shares held, 42,500 are subject to agreements to deliver to the Company, but at June 30, 1996 certificates had not been received.

     S2 GOLF, INC.

     The Company, at June 30, 1996 held 5,000 shares of S2 Golf (Square Two
Golf), which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $1.25 per share or $6,250.

     SHIVA CORPORATION (fka AIRSOFT, INC.)

The Company received 23,679 shares of Shiva Corporation common stock in exchange for the Company's 447,082 shares of Airsoft, Inc. The shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at $75.70 per share or $1,792,477. The Company is entitled to receive up to 2,631 additional shares contingent upon Airsoft meeting certain performance targets at year end 1996.

     SOUTHSHORE CORPORATION

     At June 30, 1996, the Company held 17,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.375 per share or $6,525.

     TAMPA BAY CORPORATION

     The Company, at June 30, 1996, held 2,000 shares of Tampa Bay Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.50 per share or $5,000.

     TVG TECHNOLOGIES, INC.

     The Company, at June 30, 1996, held common stock purchase warrants exercisable to acquire up to 33,600 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.875 per share or $29,400.

          Real Estate Operations
          ----------------------
          During the third quarter of fiscal 1993 the Company purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Building"). The Building was acquired primarily to provide office space for the Company and as a potential source of income. The Company currently occupies approximately ten percent (10%) of the Building and leases the remaining space to eleven (11) other unrelated parties under varying, noncancelable, operating leases expiring in various years through 2002. The Building is currently 88% occupied.

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

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

     During the three months ended June 30, 1996, the Company liquidated certain securities, including 70,000 shares of AM Diversified Group; 5,000 shares of Discovery; 2,000 shares of Flanigans Ent.; 2,000 shares of Harlyn Products; 7,500 shares of Healthwatch; 1,000 shares of Nutrition for Life; 40,322 shares of Redwood Broadcasting; partnership interest in Palo Verde Group; and 10,000 shares of TVG warrants. The Company purchased and subsequently sold several securities within the three months ended June 30, 1996 for a total realized gain of $8,251. The funds received from the liquidation of these securities allowed the Company to add a limited number of new investments to the Company's portfolio, including the following:

     During the three months ended June 30, 1996, the Company acquired 10,000 shares of Image Matrix common stock, for a total investment of $57,500; 1,000 shares of Nutrition for Life common stock, for a total investment of $14,315; 15,000 shares of North American Resorts common stock, for a total investment of $2,850; 15,000 shares of Premier Concepts common stock, for a total investment of $7,971; 5,000 shares of S2 Golf (Square Two Golf) common stock, for a total investment of $7,690; and 2,000 shares of Tampa Bay common stock, for a total investment of 6,063.

     Sixty-seven percent of the June 30, 1996 market value of restricted and unrestricted securities is comprised of the newly acquired Shiva Corporation (fka Airsoft, Inc.). During the three months ended June 30, 1996, the Company's shares of Airsoft, Inc. had been acquired and subsequently exchanged for shares of Shiva Corp. common stock with a June 30, 1996 market value of $1,792,477. Airsoft's investment value at December 31, 1995 was $348,724, an increase of $1,443,753 or 414%. Global Casinos, Inc. provided the Company with a significant market return of 168% due to an increased market value from $32,704 as of December 31, 1996 to $87,500 (less current year purchases) as of June 30, 1996. Primarily due to the aforementioned, investments in restricted and unrestricted securities increased from $1,400,374 as of December 31, 1995 to $2,686,264 as of June 30, 1996, an increase of $1,285,890 or 92%.

     Cash and cash equivalents decreased from $1,193 as of December 31, 1995 to $0.00 as of June 30, 1996, due to the overpayment of expenditures by the end of the period. As a result, there was a decrease in accounts receivable of $34,705 or 56% from $61,518 as of December 31, 1995 to 26,813 as of March 31, 1996.
Total current assets increased from $1,471,864 at December 31, 1995 to $2,719,580 on June 30, 1996, an increase of $1,247,711 or 85% due to the value of investments in restricted and unrestricted securities as of June 30, 1996.

     The purchase of the Company's Building increased by $74,538 as of June 30, 1996 as the Company sold a promissory note to a party entitled to one-half interest in the Building and to certain real property and improvements of the Company's Building. Total Assets, therefore, had a significant increase of 60% from $2,186,787 on December 31, 1995 to $3,495,804 on June 30, 1996.

     Current liabilities increased $50,310 or 11% during the six months ended June 30, 1996. Cash overdraft is at $105 for June 30, 1996 as was at $8,653 for December 31, 1995. Accounts payable increased $11,495 or 21% mainly due to an increase of payables and accrued expenses by the first half of 1996. Notes payable decreased from $191,627 at December 31, 1995, to $172,545 at June 30, 1996 a decrease of 19,082 or 10%.

     As of June 30, 1996 the Company had two borrowings under line of credit outstanding which include a $100,000 line with an outstanding balance of $90,000 that accrued interest at prime plus 2% (10.25%) secured by the Company's Building; and an outstanding $75,000 line that accrues interest at
9.5% secured by the Company's Optimax Industries, Inc. investment.   Other
liabilities decreased by 8% due to the amortization of tenant leasehold improvements.

     As a result, total liabilities increased during the six months ended June 30, 1996, from $879,223 at December 31, 1995, to $904,976, an increase of
$25,773, or 3%.

     Based on the foregoing, Net Asset Value increased during the six months ended June 30, 1996, from $1,307,564 at December 31, 1995, to $2,590,828 on
June 30, 1996, an increase of $1,283,264 or nearly 98%. Net assets per common share increased from $2.04 per share at December 31, 1995, to $4.05 per share on June 30, 1996, an increase of $2.01.

     Other than the foregoing, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Company's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     The Company's investment income for the three months ended June 30, 1996, was $34,605, a decrease of $10,389 compared with the same period in 1995. This decrease in revenue is primarily the result of a correction to a broker statement error. Expenses increased from $108,811 in 1995 to $130,806 for the quarter ended June 30, 1996, an increase of $21,995 or nearly 20%.
Contributing to the increase in expenses was an increase in interest expenses of 214%, wages and salaries of 8%, and a $7,997 bad debt expense accounted for during the three months ended June 30, 1996.

     Based on the foregoing, the Company reported a net investment loss for the quarter of $(96,201), a loss increase of 53% compared to the net investment loss of (63,817) for the three months ended June 30, 1995.

     For the three months ended June 30, 1996, the Company's net realized gain from sales of investments was $36,593, compared to a net realize loss of $(61,440) during the same period in 1995, a gain of 160%. During the three months ended June 30, 1996, the unrealized appreciation in the value of the Company's investments was $1,496,201 compared to an unrealized depreciation of $(152,737) as of June 30, 1995, a gain of approximately 1,080%. This increase in unrealized appreciation is due mainly to the significant increase in value of the Company's remaining portfolio securities, primarily Shiva Corp. and Global Casino's Inc., during the three month period ended June 30, 1996.

     Other than the foregoing, Management knows of no trends or uncertainties that will have any material impact on the income or expenses of the Company.

                          PART 1.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              During 1996, the Company received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Company, its securities trading activities and those of one of its officers. As of June 30, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There can be no assurance of the outcome of this matter or the ultimate effect on the Company's financial position.

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


                               THE ROCKIES FUND, INC.


Dated:    August 19, 1996      By:  /s/ Stephen G. Calandrella
        ___________________        ----------------------------------------
                                   Stephen G. Calandrella, President



Dated:    August 19, 1996      By:  /s/ Craig T. Rogers
        ___________________        ----------------------------------------
                                   Craig T. Rogers, Chief Financial Officer