Form 10-Q/A
period 1996-06-30
ROCKIES FUND INC
filed 1996-08-22
CIK 725260

                                 FORM 10-Q/A-1

                             AMENDED AND RESTATED

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
                                         =========             ==========

                                         THE ROCKIES FUND, INC.
                                         STATEMENT OF OPERATIONS

                                    For the Six Months      For the Six Months
                                           Ended                   Ended
                                       June 30, 1996           June 30, 1995
                                        (Unaudited)             (Unaudited)
                                    ___________________    ____________________
INVESTMENT INCOME:
   Rental income                            76,829                38,101
   Interest income & dividends                 329                   502
   Other                                     1,244                12,080
                                        -----------           -----------
   Total Income/Revenue                     78,402                91,004

Expenses:

   Legal and professional fees              24,664                33,690
   Wages and salaries                       84,522                77,340
   Interest                                  9,432                 3,765
   Travel and entertainment                  6,895                (3,841)
   Office                                   32,634                26,941
   Bad Debt                                  7,997                   -0-
   Building expenses and costs              62,092                58,697
   Investment expenses                       3,736                   -0-
                                        -----------           -----------
   Total Expenses                          241,972               196,591

NET INVESTMENT (LOSS)                     (163,571)             (105,587)
                                        -----------           -----------
NET REALIZED GAIN (LOSS) FROM
SALES AND PERMANENT WRITE-DOWNS
OF INVESTMENTS                             133,783               (29,730)
                                        -----------           -----------
UNREALIZED APPRECIATION
 (DEPRECIATION) IN VALUE OF
 INVESTMENTS
   Beginning of Period
      December 31, 1995 and 1994            77,017               249,439
   End of Period
      June 30, 1996 and 1995             1,390,067                24,713

UNREALIZED APPRECIATION OF
   INVESTMENTS                          $1,313,050             $(224,726)
                                        ==========             ==========
/TABLE

                                            THE ROCKIES FUND, INC.
                                      Statements of Stockholders' Equity
                                      Six Months Ended June 30, 1996 and
                                    Years Ended December 31, 1995 and 1994

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
                      ======    ==========    ============      =========    ==========      ==========

                                See Accompanying Notes to Financial Statements
/TABLE

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS




                                    For the Six Months      For the Six Months
                                    Ended June 30, 1996     Ended June 30, 1995
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


Dated:    August 22, 1996      By:  /s/ Stephen G. Calandrella
        ___________________        ----------------------------------------
                                   Stephen G. Calandrella, President



Dated:    August 22, 1996      By:  /s/ Craig T. Rogers
        ___________________        ----------------------------------------
                                   Craig T. Rogers, Chief Financial Officer