Form 10-Q
period 1996-09-30
ROCKIES FUND INC
filed 1996-11-15
CIK 725260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                      OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to

Commission file number 0-1244

                            THE ROCKIES FUND, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Nevada                                    84-0928022
-------------------------------               -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)

4465 Northpark Drive, Colorado Springs, Colorado          80907
------------------------------------------------       ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (719) 590-4900
                                                     --------------
                                      N/A
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [ X ]   No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports requested to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [ ]   No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                     INDEX


PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

               Statement of Assets and Liabilities at September 30, 1996 (unaudited) and December 31, 1995 (audited)

               Schedule of Investments and Restricted Securities (unaudited)

               Statement of Operations for the Three Months Ended September 30, 1996 and September 30, 1995 (unaudited)

               Statement of Operations for the Nine Months Ended September 30, 1996 and September 30, 1995 (unaudited)

               Statements of Stockholders' Equity for the Nine Months Ended September 30, 1996 (unaudited), and Years Ended December 31, 1995 and 1994 (audited)

               Statement of Changes in Net Assets as of September 30, 1996 and September 30, 1995 (unaudited)

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

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Statements of Assets and Liabilities as of September 30, 1996; Schedule of Investments as of September 30, 1996; Statement of Operations for the three month period ended September 30, 1996 and September 30, 1995; Statement of Operations for the nine month period ended September 30, 1996 and 1995; Statements of Stockholders' Equity for nine months ended September 30, 1996; and Statement of Changes in Net Assets for the nine month period ended September 30, 1996 and September 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                  September 30,    December 31,
                                                      1996             1995
                                                   (unaudited)       (audited)
                                                  -------------    ------------
ASSETS

Investments in restricted and unrestricted
  securities, at fair value (See accompanying
  schedule):                                       $ 1,852,518     $ 1,400,374

Cash:

  Cash & cash equivalents                              459,940           1,193
  Accrued interest receivable                            3,789           2,130
  Prepaid expenses and other assets                     56,175           6,654
  Accounts receivable from investees                    41,494          61,518
  Notes Receivable                                     170,000             -0-
                                                   ------------    ------------
    Total Current Assets                             2,583,916       1,471,869
                                                   ------------    ------------
Property & Equipment:

  Land                                                 102,775         102,775
  Building                                             633,497         558,959
  Leasehold improvements                                86,614          83,200
  Equipment                                              1,484           1,484
  Furniture and fixtures                                12,461          13,461
                                                   ------------    ------------
    Less Accumulated Depreciation                      (64,552)        (44,961)

      Property & Equipment - Net                       772,279         714,918
                                                   ------------    ------------

TOTAL ASSETS                                       $ 3,356,195     $ 2,186,787
                                                   ===========     ===========


                                                                   (Continued)

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (Continued)

                                                  September 30,    December 31,
                                                      1996             1995
                                                   (unaudited)       (audited)
                                                  ------------     ------------
CURRENT LIABILITIES
  Cash overdraft                                           -0-           8,653
  Accounts payable                                      45,054          55,994
  Accrued interest payable                               3,990          19,588
  Other accrued liabilities                             49,500          39,697
  Notes payable
    Related parties                                     24,125          71,278
    Other                                               31,724         120,349
                                                   ------------    ------------
                                                        55,849         191,627

  Current portion of long-term debt                     42,237          39,785
  Borrowings under line of credit                      174,500         103,086
                                                   ------------    ------------
      Total Current Liabilities                        371,130         458,430

Long-term debt, less current portion:                  319,840         351,831

Other Liabilities
  Security deposits                                      8,987           6,462
  Other liabilities                                     55,000          62,500

      Total Liabilities                                754,957         879,223
                                                   ------------    ------------

NET ASSETS and STOCKHOLDER'S EQUITY                  2,601,239       1,307,564
(Equivalent to $4.06 per share at September 30,      =========       =========
 1996 and $2.04 per share at Dec. 31, 1995)

COMPONENTS OF NET ASSETS:
Common Stock, $.01 par value, Authorized
  5,000,000 shares; 640,256 issued and
  outstanding on Dec. 31, 1995 and
  September, 1996:                                       6,403           6,403

Additional paid-in capital                           2,901,243       2,901,243

Accumulated appreciation (deficit):
  Accumulated net investment loss                   (1,785,195)     (1,464,614)
  Accumulated net realized gain (losses) from
  sales and permanent write-downs of securities      1,725,172        (212,485)
Unrealized net (depreciation)/appreciation of
  investments                                         (246,384)         77,017
                                                   ------------    ------------
TOTAL ACCUMULATED APPRECIATION (DEFICIT):            1,478,788      (1,600,082)
                                                   ------------    ------------
NET ASSETS                                         $ 2,601,239     $ 1,307,564
                                                   ===========     ===========

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1996 and June 30, 1996
--------------------------------------------------------------------------------------------------------------
                                                                                     FAIR             FAIR
                                                  INITIAL       ** COST AT         VALUE AT         VALUE AT
                                                INVESTMENT     SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,
   COMPANY                   POSITION              DATE            1996              1996             1996
--------------------------------------------------------------------------------------------------------------
Restricted Securities:

American Educational
  Prod.****              40,000 common stock      Aug-96          37,114.85        40,000.00                -
                         200,000 common stock     Sep-96         200,000.00       200,000.00                -
                         200,000 warrants         Sep-96               0.00             0.00                -
                                                               ------------     ------------     ------------
                                                                 237,114.85       240,000.00             0.00

Bear Star, LLC*          5% partnership interest  Nov-94               0.00             0.00        30,000.00

BMPI Liquidating Trust   166,680 common stock     Mar-85          57,782.00        19,514.89        19,514.89
                         333,360 common stock     Nov-85         115,563.00        38,905.78        38,905.78
                                                               ------------     ------------     ------------
                                                                 173,345.00        58,420.67        58,420.67

Capital 2000, Inc.       20,000 common stock      Feb-93           5,000.00        10,000.00         5,000.00
                         6,000 common stock       Feb-95           1,500.00         3,000.00         1,500.00
                         24,000 common stock      Apr-95           6,000.00        12,000.00         6,000.00
                                                               ------------     ------------     ------------
                                                                  12,500.00        25,000.00        12,500.00

Colorado Venture         5,000 units of a         Mar-84               0.00        10,000.00        10,000.00
  Management Equity      limited partnership
  Fund I, Ltd.

Cova Technologies        917 common stock         Jul-96          20,035.00        20,035.00                -

Global Casinos, Inc.*    38,000 common stock      Nov-93          76,000.00        17,860.00        28,500.00
                         43,309 common stock      Jan-94          50,068.21        20,355.23        32,481.75
                         17,241 common stock      Jan-94          19,931.79         8,103.27        12,930.75
                         12,500 common stock      Feb-94          25,000.00         5,875.00         9,375.00
                         750 common stock         Mar-94               0.00           352.50           562.50
                         5,000 common stock       Oct-94          10,000.00         2,350.00         3,750.00
                         50,000 common stock      Feb-96          17,207.50        23,500.00        37,500.00
                         10,000 common stock      Mar-96           3,125.00         4,700.00         7,500.00
                         17,500 warrants          Nov-93               0.00             0.00             0.00
                                                               ------------     ------------     ------------
                                                                 201,332.50        83,096.00       132,600.00

Newport Firstfax, Ltd.   3.55% limited part-      May-85                  -                -        20,000.00
                         nership interest

Optimax Industries,      135,191 common stock     Jun-94         162,229.20       282,549.19       244,966.09
  Inc.*                  12,500 warrants          Sep-93               0.00         7,812.50         7,812.50
                                                               ------------     ------------     ------------
                                                                 162,229.20       290,361.69       252,778.59

Premier Concepts,        188 common stock         May-93               0.00           117.50            94.00
  Inc.***                112,500 common stock     Mar-94         112,500.00        70,312.50        56,250.00
                         25,000 common stock      Jun-94          27,500.00        15,625.00        12,500.00
                         60,000 common stock      Oct-94          60,000.00        37,500.00        30,000.00
                         25,000 common stock      Dec-94          25,000.00        15,625.00        12,500.00
                         8,500 common stock       Sep-95           6,375.00         5,312.50         4,250.00
                         200,000 common stock     Sep-95          50,000.00       125,000.00       100,000.00
                         5,000 common stock       Jan-96           3,517.50         3,125.00         2,500.00
                         10,000 common stock      Feb-96           4,687.50         6,250.00         5,000.00
                         15,000 common stock      Apr-96           7,971.10         9,375.00         7,500.00
                                                               ------------     ------------     ------------
                                                                 297,551.10       288,242.50       230,594.00

Shiva Corporation        23,679 common stock      Jun-96                  -                -     1,792,476.62

Southshore Corporation   7,400 common stock       Mar-94          11,770.44         2,775.00         2,775.00
                         10,000 common stock      Dec-95           3,200.00         3,750.00         3,750.00
                                                               ------------     ------------     ------------
                                                                  14,970.44         6,525.00         6,525.00

Topro, Inc.***           2,500 common stock       Sep-96               0.00         5,625.00                -

TOTAL RESTRICTED SECURITIES                                    1,119,078.09     1,027,305.86     2,545,894.88
                                                               ------------     ------------     ------------

UNRESTRICTED SECURITIES:
-----------------------
ABT Global
  Pharmaceutical         2,500 common stock       Aug-96          12,500.00        12,100.00                -

Astea International      10,000 common stock      Sep-96          81,850.00        57,500.00                -

Bearehaven Reclamation   10,000 common stock      Sep-96          35,407.00        30,000.00                -

Brassie Golf             85,000 common stock      Sep-96          46,127.38        39,950.00                -

Cable & Co. Worldwide    5,000 common stock       Sep-96          15,312.50        12,800.00                -

Corfacts, Inc.           200,000 common stock     Jul-96          12,500.00        12,500.00                -

Cornucopia Resources     20,000 common stock      Aug-96          33,044.70        22,180.00                -

Creative Programming     26,500 common stock      Dec-95                  -                -         5,803.50
  and Technology
  Ventures

Discovery Technologies,  1,000 common stock       Sep-93                  -                -         1,063.00
  Inc.*                  10,000 common stock      Mar-94                  -                -        10,630.00
                         1,500 common stock       Apr-94                  -                -         1,594.50
                         3,000 common stock       Jun-94                  -                -         3,189.00
                         5,000 common stock       Feb-96                  -                -         5,300.00
                                                               ------------     ------------     ------------
                                                                       0.00             0.00        21,776.50

Exploration Company      7,500 common stock       Aug-96          17,580.48        22,500.00                -
                         3,000 common stock       Sep-96           7,500.00         9,000.00                -
                                                               ------------     ------------     ------------
                                                                  25,080.48        31,500.00             0.00

Good Times Restaurants,  12,500 warrants          Mar-94                  -                -           775.00
  Inc.

Harlyn Products, Inc.    500 common stock         Jan-96                  -                -           469.00
                         400 common stock         Feb-96                  -                -           375.20
                         2,100 common stock       Feb-96                  -                -         1,969.80
                                                               ------------     ------------     ------------
                                                                       0.00             0.00         2,814.00

Healthwatch, Inc.        2,500 common stock       Jul-96          10,078.13         8,437.50                -
                         10,000 common stock      Aug-96          33,750.00        33,750.00                -
                         115,000 warrants         Jun-95               0.00             0.00             0.00
                                                               ------------     ------------     ------------
                                                                  43,828.13        42,187.50             0.00

Image Matrix             10,000 units             Jun-96          57,500.00        45,620.00        50,000.00

Kinetics.com             10,000 common stock      Sep-96          38,125.00        30,600.00                -

Laser Recording          100,000 common stock     Jun-95           5,050.00         4,000.00         2,000.00
  Systems, Inc.

North American Resorts   15,000 common stock      May-96                  -                -         1,800.00
                         215,000 common stock     Jul-96          29,725.00        19,350.00                -
                         20,000 common stock      Sep-96           1,400.00         1,800.00                -
                                                               ------------     ------------     ------------
                                                                  31,125.00        21,150.00         1,800.00

Nutrition for Life,      1,000 common stock       Apr-96                  -                -        14,750.00
  Inc.                   2,000 common stock       Sep-96          22,125.00        23,000.00                -
                                                               ------------     ------------     ------------
                                                                  22,125.00        23,000.00        14,750.00

Reno Air                 15,000 common stock      Sep-96         130,002.35       116,250.00                -

S&P 500                  1,000 puts (expire       Jul-96          10,530.54         7,750.00                -
                           12/20/97)
                         1,000 puts (expire       Aug-96          11,291.41         7,750.00                -
                           12/20/97)
                         2,000 puts (expire       Sep-96          16,852.35        15,500.00                -
                           12/20/97)
                                                               ------------     ------------     ------------
                                                                  38,674.30        31,000.00             0.00

S2 Golf, Inc.            5,000 common stock       May-96                  -                -         6,250.00
                         25,825 common stock      Aug-96          23,061.88        25,825.00                -
                                                               ------------     ------------     ------------
                                                                  23,061.88        25,825.00         6,250.00

Shopsmith                10,000 common stock      Sep-96          23,750.00        23,750.00                -

Tampa Bay Corporation    2,000 common stock       May-96                  -                -         5,000.00
                         15,000 common stock      Sep-96          37,928.00        31,875.00                -
                                                               ------------     ------------     ------------
                                                                  37,928.00        31,875.00         5,000.00

TELS Corporation         20,000 common stock      Aug-96          12,812.50        13,800.00                -
                         10,000 common stock      Sep-96           5,937.50         6,900.00                -
                                                               ------------     ------------     ------------
                                                                  18,750.00        20,700.00             0.00

TVG Technologies, Ltd.   1,000 A warrants         Aug-93               0.00           375.00           875.00
                         21,600 A warrants        Oct-93          57,212.50         8,100.00        18,900.00
                         5,000 A warrants         Oct-93                  -                -         4,375.00
                         4,000 A warrants         Mar-94           6,800.00         1,500.00         3,500.00
                         2,000 A warrants         Jun-94           2,580.50           750.00         1,750.00
                                                               ------------     ------------     ------------
                                                                  66,593.00        10,725.00        29,400.00

Usasurance               15,000 common stock      Jul-96          94,550.00       101,250.00                -
                         10,000 common stock      Aug-96          62,750.00        67,500.00                -
                                                               ------------     ------------     ------------
                                                                 157,300.00       168,750.00             0.00

Virtual Technology       10,000 common stock      Sep-96          30,365.00        11,250.00                -

TOTAL UNRESTRICTED
SECURITIES                                                       985,999.72       825,212.50       140,369.00
                                                               ------------     ------------     ------------

OTHER SECURITIES:
----------------
Columbine Home Sales,    Note Receivable, 10%     Dec-95               0.00         6,175.00         6,175.00
  LLC

Topro, Inc.              Note Receivable, 12%     Sep-96          50,000.00        50,000.00                -
                         due 11/96

TOTAL OTHER SECURITIES                                            50,000.00        56,175.00         6,175.00
                                                               ------------     ------------     ------------
TOTAL INVESTMENTS                                              2,155,077.81     1,908,693.36     2,692,438.88
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

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS
                                              For the              For the
                                        Three Months Ended   Three Months Ended
                                        September 30, 1996   September 30, 1995
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
INVESTMENT INCOME:
  Rental income                                 42,131                26,851
  Interest income & dividends                   13,671                    89
  Other                                          3,737                 8,027
                                           ------------          ------------
      Total Income/Revenue                      59,539                34,967

Expenses:

  Legal and professional fees                   41,185                 6,460
  Wages and salaries                            52,340                37,903
  Interest                                       8,351                11,876
  Travel and entertainment                       4,335                 8,933
  Office                                        26,319                14,524
  Building expenses and costs                   39,961                18,996
  Investment expenses                           44,057                    70
                                           ------------          ------------
      Total Expenses                           216,549                98,762

NET INVESTMENT (LOSS)                         (157,010)              (63,795)
                                           ------------          ------------
NET REALIZED GAIN (LOSS) FROM
SALES AND PERMANENT WRITE-DOWNS
OF INVESTMENTS                               1,803,872                13,257
                                           ------------          ------------
UNREALIZED APPRECIATION
 (DEPRECIATION) IN VALUE OF
 INVESTMENTS
  Beginning of Period
    June 30, 1996 and 1995                   1,390,067                24,713
  End of Period
    September 30, 1996 and 1995               (246,384)              186,249

UNREALIZED NET APPRECIATION
 (DEPRECIATION) OF INVESTMENTS             $(1,636,451)          $   161,536
                                           ============          ===========

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS

                                              For the              For the
                                         Nine Months Ended    Nine Months Ended
                                        September 30, 1996   September 30, 1995
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
INVESTMENT INCOME:
  Rental income                                118,960               102,024
  Interest income & dividends                   14,000                   592
  Other                                          4,980                23,356
                                           ------------          ------------
  Total Income/Revenue                         137,940               125,972

Expenses:

  Legal and professional fees                   75,849                34,997
  Wages and salaries                           136,862               115,244
  Interest                                      35,313                32,495
  Travel and entertainment                      11,230                 5,091
  Office                                        58,954                41,466
  Bad Debt                                       7,997                   -0-
  Building expenses and costs                   84,523                60,838
  Investment expenses                           47,793                 5,223
                                           ------------          ------------
  Total Expenses                               458,521               295,354

NET INVESTMENT (LOSS)                         (320,581)             (169,382)
                                           ------------          ------------
NET REALIZED GAIN (LOSS) FROM
SALES AND PERMANENT WRITE-DOWNS
OF INVESTMENTS                               1,937,655               (16,473)
                                           ------------          ------------
UNREALIZED APPRECIATION
 (DEPRECIATION) IN VALUE OF
 INVESTMENTS
  Beginning of Period
    December 31, 1995 and 1994                  77,017               249,439
  End of Period
    September 30, 1996 and 1995               (246,384)              186,249

UNREALIZED NET APPRECIATION
  (DEPRECIATION) OF INVESTMENTS            $  (323,401)          $   (63,190)
                                           ============          ============

                                            THE ROCKIES FUND, INC.
                                      Statements of Stockholders' Equity
                                   Nine Months Ended September 30, 1996 and
                                    Years Ended December 31, 1995 and 1994

                                                                     Accumulated
                                                                    Net Realized
                                                                    Gain (Losses)
                                                                        From       Unrealized Net
                                                      Accumulated     Sales And     Appreciation
                                        Additional        Net         Permanent    (Depreciation)
                              Common      Paid-In     Investment    Write-Downs          of           Net
                               Stock      Capital       (Loss)      Of Securities    Investments    Assets
                              ------    ----------   ------------   -------------  -------------- -----------
BALANCES AT
 DECEMBER 31, 1994            $6,403    $2,901,243   $(1,205,672)    $ (244,374)   $  249,439     $1,707,039
                              ======    ==========   ============    ===========   ==========     ==========

Net Investment Loss               --            --      (258,942)            --            --       (258,942)
Net Realized Gain on
 Sale of Investments              --            --            --         31,889            --         31,889
Unrealized Appreciation
 of Investments                   --            --            --             --      (172,422)      (172,422)
                              ------    ----------   ------------    -----------   -----------    -----------
BALANCES AT
 DECEMBER 31, 1995            $6,403    $2,901,243   $(1,464,614)    $ (212,485)    $  77,017     $1,307,564
                              ======    ==========   ============    ===========    =========     ==========

Net Investment Loss               --            --       (67,370)            --            --        (67,370)
Net Realized Gain
 on Sale of Investments           --            --            --         97,190            --         97,190
Unrealized Appreciation
 of Investments                   --            --            --             --      (183,149)      (183,149)
                              ------    ----------   ------------    -----------   -----------    -----------
BALANCES AT
 MARCH 31, 1996               $6,403    $2,901,243   $(1,531,984)    $ (115,293)    $(106,134)    $1,154,235
                              ======    ==========   ============    ===========    ==========    ==========

Net Investment Loss               --            --       (96,201)            --            --        (96,201)
Net Realized Gain
 on Sale of Investments           --            --            --         36,593            --         36,593
Unrealized Appreciation
 of Investments                   --            --            --             --     1,496,201      1,496,201
                              ------    ----------   ------------    -----------   -----------    -----------

BALANCES AT
  JUNE 30, 1996               $6,403    $2,901,243   $(1,628,185)    $  (78,700)   $1,390,067     $2,590,828
                              ======    ==========   ============    ===========   ==========     ==========

Net Investment Loss              --            --       (157,010)            --           --        (157,010)
Net Realized Gain
 on Sale of Investments          --            --             --      1,803,872           --       1,803,872
Unrealized Appreciation
 (Depreciation) of
 Investments                     --            --             --             --    (1,636,451)    (1,636,451)
                              ------    ----------   ------------    -----------   -----------    -----------
BALANCES AT
  SEPTEMBER 30, 1996          $6,403    $2,901,243   $(1,785,195)    $1,725,172    $ (246,384)    $2,601,239
                              ======    ==========   ============    ==========    ===========    ==========

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS


                                              For the              For the
                                        Three Months Ended   Three Months Ended
                                        September 30, 1996   September 30, 1995
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
From Investment Activities:
  Net investment gain (loss):                 (157,010)             (63,795)

  Net realized gain from sales
    and permanent write-downs
    of investments:                          1,803,872                13,257

  Unrealized net appreciation
  (depreciation):                           (1,636,451)              161,536
                                            -----------           -----------
  Net increase (decrease) in
      net assets resulting
      from operations:                         10,411                110,998


Net Assets:

  Beginning of period
    December 31, 1995 and 1994:              1,307,564             1,707,039
  End of period
    September 30, 1996 and 1995:             2,601,239             1,457,994

/TABLE

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS



                                              For the              For the
                                         Nine Months Ended    Nine Months Ended
                                        September 30, 1996   September 30, 1995
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
From Investment Activities:
  Net investment gain (loss):                 (320,581)             (169,382)

  Net realized gain (loss) from
    sales and permanent write-downs
    of investments:                          1,937,655               (16,473)

  Unrealized net appreciation
  (depreciation):                             (323,401)              (63,190)
                                            -----------           -----------
  Net increase (decrease) in
      net assets resulting
      from operations:                       1,293,673              (249,045)


Net Assets:

  Beginning of period
    December 31, 1995 and 1994:              1,307,564             1,707,039
  End of period
    September 30, 1996 and 1995:             2,601,239             1,457,994

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------
     (a)  Organization.
          ------------
          The Rockies Fund, Inc. (the "Company") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Company is registered under the Investment Company Act of 1940 as a business development company.


     (b)  Valuation of Investments.
          ------------------------
          In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined in good faith by the Board of Directors. Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market of the investments existed, and the differences could be material. Investments in unrestricted securities and restricted securities with quoted market prices are valued at closing bid price.


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


2.   PORTFOLIO SECURITIES
     --------------------

     ABT GLOBAL PHARMACEUTICAL
     -------------------------
     The Company, at September 30, 1996 held 2,500 shares of ABT Global Pharmaceutical, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $4.84 per share or $12,100.

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------
     The Company, at September 30, 1996, held 240,000 shares of American Educational Products, Inc. which shares are non-income producing and have been valued by the Board of Directors at their cost of $1.00 per share. The Company does have certain registration rights relating to these shares.

     ASTEA INTERNATIONAL
     -------------------
     The Company, at September 30, 1996, held 10,000 shares of Astea International, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $5.75 per share or $57,500.

     BEAR STAR (fka COLUMBINE HOME SALES, LLC.)
     ------------------------------------------
     The Company has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00 based on FASB 123 Impairment of Long Term Assets. The Company also holds a note receivable from Columbine Homes in the amount of $6,175 which note accrues interest at the rate of 10% per annum.

     BEAREHAVEN RECLAMATION
     ----------------------
     The Company, at September 30, 1996, held 10,000 shares of Bearehaven Reclamation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.00 per share or $30,000.

     BMPI LIQUIDATING TRUST
     ----------------------
     At September 30, 1996, the Company held 500,040 shares of BMPI Liquidating Trust, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $.1168 per share or $58,421.

     BRASSIE GOLF
     ------------
     The Company, at September 30, 1996, held 85,000 shares of Brassie Golf, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.47 per share or $39,950.

     CABLE AND COMPANY WORLDWIDE
     ---------------------------
     The Company, at September 30, 1996, held 5,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.56 per share or $12,800.

     CAPITAL 2000, INC. (fka OTC CAPITAL CORPORATION)
     ------------------------------------------------
     The Company, at September 30, 1996, held 50,000 shares of Capital 2000, Inc. (fka OTC Capital Corporation) common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $.50 per share or $25,000 due to subsequent sales at that price.

     CORFACTS, INC.
     --------------
     The Company, at September 30, 1996, held 200,000 shares of Corfacts, Inc. which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.0625 or $12,500.

     CORNUCOPIA RESOURCES
     --------------------
     The Company, at September 30, 1996, held 20,000 shares of Cornucopia Resources common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.1090 per share or $22,180.

     COLORADO VENTURE MANAGEMENT EQUITY FUND I, LTD. ("CVM I")
     ---------------------------------------------------------
     As of September 30, 1996, the Company held a 2.29% interest in CVM I, which was valued by the Board of Directors at $10,000. CVM I is a venture partnership which represents a broad spectrum of investments in Rocky Mountain based venture capital companies.

     COVA TECHNOLOGIES
     -----------------
     The Company, at September 30, 1996, held 917 shares of Cova Technologies stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     THE EXPLORATION COMPANY
     -----------------------
     The Company, at September 30, 1996, held 10,500 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.00 per share or $31,500.

     GLOBAL CASINOS, INC.
     --------------------
     The Company, at September 30, 1996, held 176,800 shares of Global Casinos, Inc. common stock, which shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued by the Board of Directors at their quoted market price of $.47 per share, or $83,096. The Company also holds common stock purchase warrants exercisable to purchase up to 17,500 shares of common stock of Global Casinos, Inc., at an exercise price of $2.00 per share, which warrants are also restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0.00, based on the fact that the exercise price of the warrants exceeds the current market price of the underlying common stock. Global Casinos, Inc. is engaged in the operation of gaming properties, both domestically and internationally. Global Casinos, Inc. has a revolving line of credit with the Rockies Fund, Inc. for a maximum of $250,000 at 12% interest, the outstanding balance of which, at September 30, 1996, was $170,000.

     HEALTHWATCH, INC.
     -----------------
     The Company, at September 30, 1996, held 12,500 shares of Healthwatch common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.3750 per share or $42,187.50. Additionally the Company holds warrants to purchase additional shares of Healthwatch which warrants are valued at $0.00 due to the fact that their exercise price exceeds the market price of the stock.

     IMAGE MATRIX
     ------------
     The Company, at September 30, 1996, held 10,000 units of Image Matrix Corporation which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $4.56 per share or $45,620.

     KINETICS.COM
     ------------
     The Company, at September 30, 1996, held 10,000 shares of Kinetics.com common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.06 per share or $30,600.

     NORTH AMERICAN RESORTS, INC.
     ----------------------------
     The Company, at September 30, 1996, held 235,000 shares of North American Resorts, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.09 per share or $21,150.

     NUTRITION FOR LIFE, INC.
     ------------------------
     The Company, at September 30, 1996, held 2,000 shares of Nutrition For Life, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $11.50 per share or $23,000.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------
     At September 30, 1996, the Company held 135,191 shares of Optimax Industries, Inc. common stock, which shares are restricted as to sale, are non-income producing, and have been valued at their quoted market price of $2.09 per share or $282,549.19. The Company also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.625 each or $7,812.50.

     PREMIER CONCEPTS, INC.
     ----------------------
     The Company, at September 30, 1996, held 461,188 shares of Premier Concepts, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.625 per share, or $288,242.50.

     RENO AIR
     --------
     The Company, at September 30, 1996, held 15,000 shares of Reno Air common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted price of $7.75 per share or $116,250.

     S2 GOLF, INC.
     -------------
     The Company, at September 30, 1996, held 25,825 shares of S2 Golf, Inc.(Square Two Golf), which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $1.00 per share or $25,825.

     S&P 500
     -------
     The Company, at September 30, 1996, held 4,000 puts against the S&P 500. Said puts are unrestricted as to sale and expire on December 20, 1997. They have been valued at their quoted market value of $7.75 or $31,000.

     SHOPSMITH
     ---------
     The Company, at September 30, 1996, held 10,000 shares of Shopsmith common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.375 per share or $23,750.

     SOUTHSHORE CORPORATION
     ----------------------
     At September 30, 1996, the Company held 17,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.375 per share or $6,525.

     TAMPA BAY CORPORATION
     ---------------------
     The Company, at September 30, 1996, held 15,000 shares of Tampa Bay Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.13 per share or $31,875.

     TELS CORPORATION
     ----------------
     The Company, at September 30, 1996, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.69 per share or $20,700.

     TOPRO, INC.
     -----------
     The Company, at September 30, 1996, held 2,500 shares of Topro, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $2.25 per share or $5,625.
The Company also held a $50,000 note receivable from Topro, Inc. which note accrues interest at 12% per annum and is due November 8, 1996.

     TVG TECHNOLOGIES, INC.
     ----------------------
     The Company, at September 30, 1996, held common stock purchase warrants exercisable to acquire up to 28,600 shares of TVG Technologies common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.38 per share or $10,725.

     USASURANCE
     ----------
     The Company, at September 30, 1996, held 25,000 shares of Usasurance common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $6.75 or $168,750.

     VIRTUAL TECHNOLOGIES
     --------------------
     The Company, at September 30, 1996, held 10,000 shares of Virtual Technologies common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.13 per share or $11,250.


          REAL ESTATE OPERATIONS
          ----------------------
               During the third quarter of fiscal 1993 the Company purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Building"). The Building was acquired primarily to provide office space for the Company and as a potential source of income. The Company currently occupies approximately eight percent (8%) of the Building and leases the remaining space to thirteen (13) other unrelated parties under varying, noncancelable, operating leases expiring in various years through 2002. The Building is currently 110% occupied, including a one year lease for the Building roof for placement of Antenna Facilities, effective September 16, 1996.

               The Company's employees are responsible for management and leasing of the Building, and currently spend between 10% and 15% of their time attending to such activities. The balance of their time is devoted to the Company's other investment and venture capital activities.

               Aside from ownership and operation of the Building, it is not the intention of the Company to actively participate in the commercial real estate industry. The company is considering however, purchasing or building new office space and subsequently selling its existing Building sometime in the near future, depending upon the marketability. In making this decision, the Board will consider the prospects of capital appreciation, cash flow from rental operations and reinvestment thereof, the risks of the particular property and the rental market conditions existing at the time of purchase. Additional investments in rental real estate must also be made in compliance with the provisions of the Act and must not jeopardize the Company's status as a business development company under the Act.

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


3.   INCOME TAXES
     ------------
     For federal income tax purposes, the Company has net operating loss and capital loss carry-forwards and for financial statement purposes, the Company has loss carry-forwards. The net operating losses expire through the year 2006 and the capital loss carry-forwards expire through the end of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31,
1995
-----------------------------------------------------------------------------
          During the three months ended September 30, 1996, the Company liquidated certain securities, including Newport Firstfax, Ltd., 23,679 shares of Shiva Corporation, 26,500 shares of Creative Programming and Technical Ventures, 20,500 shares of Discovery Technology, 12,500 Warrants of Good Times Restaurant, 3,000 shares of Harlyn Products, Inc., 15,000 shares of North American Resorts, 1,000 shares of Nutrition for Life Inc., 5,000 shares of S2 Golf, Inc., 2,000 shares of Tampa Bay Corporation and 5,000 shares of TVG Technologies, Ltd. The Company also purchased and subsequently sold several securities within the three months ended September 30, 1996 for a total realized gain of $72,049. The funds received from the liquidation of these securities allowed the Company to add a limited number of new investments to the Company's portfolio, including the following:

          During the three months ended September 30, 1996, the Company acquired 240,000 shares and 200,000 warrants of American Educational Products, for a total investment of $237,115; 2,500 shares of Topro, Inc., for a total investment of $0.00; 2,500 shares of ABT Global Pharmaceutical, for a total investment of $12,500; 10,000 shares of Astea International, for a total investment of $81,850; 10,000 shares of Bearehaven Reclamation, for a total investment of $35,407; 85,000 shares of Brassie Golf , for a total investment of $46,127; 5,000 shares of Cable & Co. Worldwide, for a total investment of $15,313; 200,000 shares of Corfacts, Inc., for a total investment of $12,500; 20,000 shares of Cornucopia Resources, for a total investment of $33,048; 10,500 shares of Exploration Company, for a total investment of $25,081; 12,500 shares and 115,000 warrants of Healthwatch, Inc., for a total investment of $43,828; 10,000 shares of Kinetics.com, for a total investment of $38,125; 250,000 shares of North American Resorts, for a total investment of $31,125; 2,000 shares of Nutrition For Life, Inc., for a total investment of $22,125; 15,000 shares of Reno Air, for a total investment of $130,002; 4,000 puts of S&P 500, for a total investment of $38,674; 25,825 shares of S2 Golf, Inc., for a total investment of $23,750; 10,000 shares of Shopsmith, for a total investment of $23,750; 30,000 shares of Tels Corporation, for a total investment of $18,750; 25,000 shares of Usasurance, for a total investment of $157,300; and 10,000 shares of Virtual Technology, for a total investment of $30,365.

          Primarily due to the proceeds from the sale of 23,679 shares of Shiva Corp. (fka Airsoft) common stock during the three months ended September 30, 1996, the Company has added 22 investments to its portfolio contributing to the increased value of restricted and unrestricted securities from $1,400,374 as of December 31, 1995 to $1,852,518 as of September 30, 1996, an increase of $452,144 or 32% .

          Cash and cash equivalents increased significantly from $1,193 as of December 31, 1995 to $459,940 as of September 30, 1996, again, due primarily to the sale of Shiva Corp. common stock. There was a decrease in accounts receivable of $17,024 or 28% from $61,518 as of December 31, 1995 to 41,494 as of September 30, 1996. During the three months ended September 30, 1996, the Company agreed to provide a revolving line of credit to its affiliate, Global Casinos Inc., for a maximum of $250,000 at 12% interest. As of September 30, 1996, Global Casino's line of credit balance was $170,000.

          Total current assets increased from $1,471,864 at December 31, 1995 to $2,583,916 on September 30, 1996, an increase of $1,112,052 or 76% due to the value of investments in restricted and unrestricted securities and the cash proceeds from the sale of Shiva Corp. common stock.

          During the quarter ended September 30, 1996, the Company sold a promissory note to a party entitled to a one-half interest in the Company's Colorado Springs Office Building and to certain real property and improvements of the Company's Building. In addition, Leasehold Improvements increased by 4% due to certain Building improvements to accommodate a new lease tenant.

          Based on the foregoing, total assets increased significantly from $2,186,787 on December 31, 1995 to $3,356,195 on September 30, 1996, an
increase of $1,169,317 or 54%.

          Proceeds from the sale of Shiva Corp. common stock during the quarter ended September 30, 1996, were used to reduce the Company's current liability by $87,300. Specifically, the Company's cash overdraft of $18,653 was eliminated, accounts payable were decreased by $10,940 or 20%, and Notes Payable was reduced by $135,778 or 71%. As a result of the foregoing reductions, accrued interest payable decreased from $19,588 at December 31, 1995, to $3,990 at September 30, 1996, a decrease of $15,598 or nearly 80%. Offset against the foregoing reductions were increases in borrowings under the Company's lines of credit of $71,414 or 69% from $103,086 on December 31, 1995 to $174,500 as of September 30, 1996. The Company has two lines of credit which include a fully drawn $100,000 line that accrues interest at prime plus 2% (currently 10.25%) secured by the Company's Building; and an outstanding $75,000 line with a balance of $74,500 as of September 30, 1996 that accrues interest at 9.5% secured by the Company's Optimax Industries, Inc. holdings. Other liabilities decreased by 12% due to the amortization of tenant leasehold improvements and will continue to decrease $2,500 per quarter until fully utilized.

          As a result, total liabilities decreased during the nine months ended September 30, 1996, from $879,223 at December 31, 1995, to $754,957, a decrease of $124,266, or 14%.

          Based on the foregoing, Net Asset Value increased during the nine months ended September 30, 1996, from $1,307,564 at December 31, 1995, to $2,601,239 at September 30, 1996, an increase of $1,293,675 or nearly 99%. Net assets per common share increased from $2.04 per share at December 31, 1995, to $4.06 per share on September 30, 1996, an increase of $2.02.

          The Company is currently considering the acquisition or construction of a new office building. In making this decision, the Board will consider the prospects of capital appreciation, cash flow from rental operations and the reinvestment thereof, the risks associated with a particular property, and the rental market for office space existing at the time of purchase or construction. The purchase or construction of a new office building would, most likely, be undertaken in conjunction with the sale of the Company's existing office building.

          Any additional investments in rental real estate must be made in compliance with the provisions of the Investment Company Act of 1940 (the "Act"), and cannot jeopardize the Company's status as a business development company registered under the Act.

          Other than the possible sale of the Company's office building, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Company's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.
-----------------------------------------------------------------------------
          The Company's income/revenue for the three months ended September 30, 1996, was $59,539, an increase of $24,572 or 70% compared with the same period in 1995. This increase in income/revenue is due to the Company's office building being fully leased and interest earned on the proceeds from the sale of Shiva Corp. common stock. Expenses increased from $98,762 in 1995 to $216,549 as of September 30, 1996, an increase of $117,787 or 119%.
Contributing to the increase in expenses were an increase in legal and professional expenses of 538%, wages and salaries of 38%, office expenses of 81%, building expenses of 110% and a $44,000 investment expenses as of September 30, 1996. The increase in expenses are mainly attributable to legal fees associated with an ongoing SEC investigation, the conversion of a part-time position to full-time employee, salary increases, purchases of tangible personal property in conjunction with the Company's rental activities, and needed building repairs and brokerage fees from investments sales and purchases.

          Based on the foregoing, the Company reported a net investment loss for the three months ended September 30, 1996, of $(157,010), an increase of 146% when compared to the net investment loss of $(63,795) incurred during the same period in 1995.

          For the three months ended September 30, 1996, the Company's net realized gain from sales of investments was $1,803,872, compared to a net realize gain of $13,257 during September 30, 1995, an increase of $1,790,615. This dramatic increase is primarily due to the sale of Shiva Corp. common stock during the quarter ended September 30, 1996. During the three months ended September 30, 1996, the unrealized depreciation in the value of the Company's investments was $(1,636,451) compared to unrealized appreciation of $161,536 for the three months ended September 30, 1995 and represents an unrealized loss of $1,797,987. This change is primarily due to the fact that the market value of the Company's investments at the beginning of the period included the value of the Company's Shiva Corp. holdings which were transferred from unrealized to realized gain during the three months ended September 30, 1996.


RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.
---------------------------------------------------------------------------
          The Company's income/revenue for the nine months ended September 30, 1996 was $137,940, an increase of 9.5% over total income for the same period in 1995. Expenses increased a total of 55% from the same period in 1995. Contributing to the increase in expenses were increases in legal and professional fees of 116%, office expenses of 42%, building operating expenses of 39% and an investment expense of 813%. The expense increases are mainly attributable to legal services associated with an ongoing SEC investigation, purchases of tangible personal property, building maintenance and broker fees from investment sales and purchases.

          Based on the foregoing, the Company experienced a net investment loss of $(320,581), an 89% increase compared to the $(169,382) loss experienced in the same period in 1995.

          For the nine months ended September 30, 1996, the Company's net realized gain from the sale of investments was $1,937,655, compared to a net realized loss of $(16,473) for the same period in 1995. During the nine months ended September 30, 1996, the unrealized depreciation in the value of the Company's investments was $(323,401) compared to unrealized depreciation of $(63,190) as of September 30, 1995, a loss of $260,211.

          Other than the possible sale of the Company's office building described above, Management knows of no trends or demands, commitments, events or uncertainties which will materially affect the Company's operations.

                          PART 1.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS

     During 1995, the Company received requests for information from the United States Securities and Exchange Commission ("Commission") related to an investigation begun by the Commission during 1994 into various matters, including the administrative and record keeping practices of the Company, its securities trading activities and those of one of its officers. The Company has received a letter indicating that the Staff intends to recommend to the Commission that an action be brought against the Company and members of its Board of Directors for various violations of federal securities laws. In response to the letter, the Company has made a Wells Submission setting forth the basis of the Company's belief that such an action should not be brought. There can be no assurance of the outcome of this matter or the ultimate effect on the Company's financial position.

     ITEM 2.   CHANGES IN SECURITIES

            None.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES

            There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock is outstanding.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On September 6, 1996, the Company held its regular Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following matters were voted upon and approved:

            1) The following persons were elected to serve as Directors of the Company until the next regular Annual Meeting of Shareholders and until their successors have been duly elected and qualified:

                      DIRECTOR           VOTES FOR   VOTES AGAINST
               ----------------------    ---------   -------------
               Clifford C. Thygesen       576,413         10
               Stephen G. Calandrella     576,413         10
               Charles Powell             576,413         10

          2) The selection by the Board of Directors of the firm of GELFOND HOCHSTADT PANGBURN & CO., a Professional Corporation, as the independent accountants for the Fund for the fiscal year ending December 31, 1996, was ratified and approved:

                    VOTES FOR          VOTES AGAINST    ABSTAIN
                    ---------          -------------    -------
                    576,336                 77            10

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   THE ROCKIES FUND, INC.



Dated:    November 14, 1996        By:  /s/ Stephen G. Calandrella
       -----------------------          ----------------------------------
                                        Stephen G. Calandrella, President



Dated:    November 14, 1996        By:  /s/Barbara A. Hamstad
       -----------------------          ----------------------------------
                                        Barbara A. Hamstad
                                        Principal Accounting Officer