Form 10-K
period 1996-12-31
ROCKIES FUND INC
filed 1997-04-14
CIK 725260

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from -------------------     to ------------------

Commission file number 0-12444-D


                            THE ROCKIES FUND, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Nevada                                               84-0928022
-------------------------------                       -----------------------
(State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                      Identification number

            4465 Northpark Drive, Colorado Springs, Colorado  80907
          -----------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:   (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
             None                               None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                          $.01 Par Value Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                 [  ]

     As of April 03, 1997, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Registrant was $738,788. As of April 03, 1997, 640,256 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant hereby incorporates herein by reference the following documents:


Part IV - Exhibits
------------------

     1. Incorporated by reference from the Fund's final Registration Statement on Form N-2, No. 2-86057, as filed with the Securities and Exchange Commission.

     2. Incorporated by reference from the Fund's Notification Pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as filed with the Commission on January 15, 1991.

     3. Incorporated by reference from the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


FORWARD-LOOKING STATEMENTS
--------------------------

     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Fund. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Fund files with the Securities and Exchange Commission.

                                    PART I

                               ITEM 1. BUSINESS


HISTORY AND BACKGROUND


     The Rockies Fund, Inc. (the "Fund") was incorporated on August 2, 1983, under the laws of the State of Nevada, for the principal purposes of making venture capital investments in developing companies throughout the United States. The Fund's initial capitalization consisted of a purchase of 12,500 shares of the Fund's Common Stock for a total of $100,000 by Galbreath Financial Investment Corporation, an affiliate of the Fund's former Advisor, Galbreath Financial Services Corporation, on August 5, 1983. On November 16, 1983, the Fund completed a public offering of its stock, whereby the Fund sold a total of 425,000 shares of its $.01 par value Common Stock at a price of $8.00 per share. The Fund received net proceeds from the offering of $2,890,000.

     Effective January 29, 1991, the Fund entered into an Agreement Concerning the Change in Management ("Agreement"), which provided for the termination of the Fund's management and advisor agreements and the resignation of the then existing Board of Directors and executive officers of the Fund. Prior to January 29, 1991, Galbreath Financial Services Corporation ("Advisor") had provided management and administrative services to the Fund pursuant to a Management Agreement between the parties and had provided investment services pursuant to an Investment Advisory Agreement between the parties. Under the terms of the Agreement, and with the approval of the Fund's majority and controlling stockholder, D.A. Davidson & Company, the former five (5) members of the Fund's Board of Directors, resigned in sequence and the vacancies created by those resignations were filled by the Fund's current Board of Directors, to serve until the next regular annual meeting of the Fund's stockholders. (See Part III - "Directors and Executive Officers")

     The Fund has elected treatment as a "business development company" under the Investment Company Act of 1940, as amended (the "Act"), and is therefore subject to the provisions of the Act which apply to such companies. As a "business development company", the Fund is relieved from compliance with a number of provisions of the Act which otherwise would significantly affect its operations, but remains subject to other regulations affecting investment companies. In order to maintain its status as a business development company, approximately 70% of the Fund's assets must be comprised of venture capital investments.

     As a business development company, the Fund invests in, and makes managerial assistance available to, new and developing companies. Prior to making an investment in a company which is eligible for the Fund's venture capital portfolio, the Fund's management conducts a review of the portfolio company's operations to determine whether it is appropriate for investment by the Fund. This review may include familiarization with the portfolio company's business plan, a tour of the proposed portfolio company's facilities, credit and reference checks and a careful review of the portfolio company's product, its markets and growth prospects.

     Consistent with the Fund's offer to provide managerial assistance to its portfolio companies, the Fund attempts to arrange for its officers and directors to serve as directors of such companies. Also, the Fund assists portfolio companies in their efforts to recruit management, to define their product planning and marketing strategies, to form financial plans and to develop corporate goals. The Fund also assists such companies in establishing professional relationships, in obtaining additional financing, in evaluating merger opportunities and in conducting private and public offerings of their securities.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


     Since inception, the Fund has operated primarily in the venture capital industry and plans to continue to devote a majority of its resources to operations within this arena. However, during the third quarter of fiscal 1993, the Fund acquired a 26,500 square foot office building. The building was purchased primarily to provide office space for the Fund and as a potential source of income.

     The following table sets forth for each of the Fund's last three fiscal years, the amounts of revenue, operating profit or loss and identifiable assets, attributable to the Fund's investment activities and to the operation of the Fund's office building. The following information should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.

----------------------------------------------------------------------------
                                AS OF OR FOR THE YEARS ENDED DECEMBER 31
                                -----------------------------------------
                                      1996        1995         1994
----------------------------------------------------------------------------
Investment Income:

     Venture Capital Industry      $   36,057  $  19,971    $   23,654
     Real Estate                      170,434    157,565       142,921

Net Investment Income/(Loss):

     Realized Investment Income     1,549,196      31,889      192,577
     Venture Capital Industry        (488,522)   (289,512)    (385,183)

     Real Estate                       59,833      30,570       20,034

Identifiable Assets:

     Venture Capital Industry       2,733,821   1,525,053    1,761,343
     Real Estate
     (land and building at cost)      736,271     661,734      661,734



NARRATIVE DESCRIPTION OF BUSINESS.


     VENTURE CAPITAL OPERATIONS
     --------------------------

     The Fund's primary business remains investing in, and making managerial assistance available to, new and developing companies. To this end, effective July 19, 1994, the Fund changed and expanded its Investment Objective. As amended, the Fund's Investment Objective is capital appreciation by making venture capital investments primarily in developing companies located throughout the United States and its territories which the Fund's management believes offer significant growth opportunities. The Fund also invests in more established companies which are experiencing financial difficulties if such companies present special opportunities for growth. Thus, the Fund invests in companies involving a high degree of risk and possessing the potential for significant capital appreciation.

     The Fund seeks to follow certain guidelines when identifying potential portfolio companies, and attempts to invest in those companies which are unique with regard to their products or their production or marketing techniques. The Fund also looks for investment opportunities in companies that produce products for which there is a discernible demand, at competitive costs. Strong growth potential, a reasonable opportunity for liquidity, increases in gross revenues in excess of industry averages and a lack of dependence upon governmental contracts or any one sector of the economy, are important factors which the Fund generally considers prior to making an investment.

     The Fund presently has four employees. The Fund's executive officers and directors screen, evaluate and structure investments and provide managerial assistance to portfolio companies. The Fund's officers and directors provide guidance regarding the propriety and structuring of investments and establish periodically the valuation of securities held by the Fund.

     The venture capital business is highly competitive. A recent dramatic increase in the number of businesses engaged in venture capital investment activities has meant that a larger number of firms are competing for a limited number of attractive investment opportunities. Notwithstanding these developments, however, no single firm or group of firms dominates the industry. Where possible, the Fund seeks to participate with other venture capitalists in their investment activities.

     The following descriptions of certain companies in which the Fund has invested contain information which has been obtained from officers and directors of the respective companies, and from documents furnished to the Fund by such companies. The description of the Fund's investments includes valuation information which is based upon certain valuation methods which are, in order of preference, the Public Market Method (used when there is an established public market for the portfolio company's securities), the Private Market Method (based upon private transactions), the Appraisal Method (reflecting a comparison between the portfolio company and other public or private companies engaged in the same or similar business activities), and the Cost Method (based upon the cost of the Fund's investments as adjusted to reflect significant developments affecting the investment).


                              PORTFOLIO COMPANIES


     ALOUETTE COSMETICS, INC
     -----------------------

     The Fund, at December 31, 1996 held 2,500 shares of Alouette Cosmetics common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $3.00 per share or $7,500.

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------

     The Fund, at December 31, 1996, held 200,000 shares of American Educational Products, Inc. common stock, which shares are restricted as to sale, non-income producing and have been valued by the Board of Directors at their quoted market value of $.9375 per share or $187,500. The Company also held at December 31, 1996 common stock purchase warrants exercisable to purchase an additional 200,000 shares of common stock of American Educational Products, Inc. at an exercise price of $1.00 per share. The Company valued these warrants at $0. The Fund does have certain registration rights relating to these shares and warrants.

     ASTEA INTERNATIONAL
     -------------------

     The Fund, at December 31, 1996, held 10,000 shares of Astea International common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $5.6875 per share or $56,875.

     BEAR STAR (fka COLUMBINE HOME SALES, LLC.)
     ------------------------------------------

     The Fund has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Columbine Homes with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     BRASSIE GOLF CORPORATION
     ------------------------

     The Fund, at December 31, 1996, held 215,000 shares of Brassie Golf Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.25 per share or $53,750.

     CABLE AND COMPANY WORLDWIDE
     ---------------------------

     The Fund, at December 31, 1996, held 78,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.8125 per share or $63,375.

     CELL ROBOTICS INTERNATIONAL, INC.
     ---------------------------------

     The Fund, at December 31, 1996 held 35,000 shares of Cell Robotics International, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.00 per share or $70,000.

     CORFACTS, INC.
     --------------

     The Fund, at December 31, 1996, held 200,000 shares of Corfacts, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and has been valued by the Board of Directors at $.05 per share or $10,000.

     COVA TECHNOLOGIES
     -----------------

     The Fund at December 31, 1996 held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH
     ------

     The Fund, at December 31, 1996 held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on March 31, 1997. An extension agreement was signed on March 4, 1997 to extend this promissory note receivable to a month to month basis or until the Fund makes a written request for payment.

     ENHANCED SERVICES, INC.
     -----------------------

     The Fund, at December 31, 1996, held 2,500 shares of Enhanced Services, Inc. common stock which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $3.25 per share or $8,125.

     EXPLORATION COMPANY, THE
     ------------------------

     The Fund, at December 31, 1996, held 18,000 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $5.50 per share or $99,000.

     GEORGESON, PHIL
     ---------------

     The Fund, at December 31, 1996 held a note receivable from Phil Georgeson in the amount of $15,090. The note is secured by 15,000 shares of National Equities Holdings, Inc. common stock, accrues interest at the rate of 12% per year and is due on demand.

     GLOBAL CASINOS, INC.
     --------------------

     The Fund, at December 31, 1996, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued by the Board of Directors at their quoted market price of $4.25 per share, or $75,140. The Fund, at December 31, 1996, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share anytime after November 1, 1997. The Fund also owns 35,000 Global warrants excercisable at $6.00, 35,000 warrants excercisable at $7.00 and 35,000 warrants excercisable at $8.00 per share, all of which expire as of February 1, 1998 and are valued at $0.

     HEALTHWATCH, INC.
     -----------------

     The Fund, at December 31, 1996, held 79,400 shares of Healthwatch, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.00 per share or $158,800.

     IMAGE MATRIX CORPORATION
     ------------------------

     The Fund, at December 31, 1996 held 10,000 units of Image Matrix Corporation, which units are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.375 per unit or $33,750.

     J T'S RESTAURANTS, INC.
     -----------------------

     The Fund, at December 31, 1996, held 1,500 shares of J T's Restaurants, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $2.125 or $3,188.

     KINETIKS.COM
     ------------

     The Fund, at December 31, 1996 held 103,500 shares of freely traded Kinetiks.com common stock, which shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.625 per share or $64,688.

     LASER RECORDING SYSTEMS, INC.
     -----------------------------

     The Fund, at December 31, 1996, held 100,000 shares of Laser Recording Systems, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.02 per share or $2,000.

     NAVIDEC, INC.
     -------------

     The Fund, at December 31, 1996, held a note receivable from Navidec, Inc. in the amount of $25,000, which note is unsecured, accrues interest at the rate of 10% and is due December 30, 1997.

     NECO LAND RESOURCES, LLC.
     -------------------------

     The Fund, at December 31, 1996. held a note receivable from NECO Land Resources, LLC in the amount of $10,000. The note is unsecured, accrues interest at the rate of 8% per year and is due on August 29, 1997.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------

     At December 31, 1996, the Fund held 135,191 shares of Optimax Industries, Inc. common stock, which shares are restricted as to sale, are non-income producing, and have been valued at their quoted market price of $2.50 per share or $337,978. The Fund also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.75 each or $9,375.

     PACIFIC BIOMETRICS, INC.
     ------------------------

     The Fund, at December 31, 1996, held 7,500 shares of Pacific Biometrics, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at the quoted market price of $3.125 or $23,438. Additionally, the Fund held 7,500 common stock purchase warrants which are also unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.1875 or $1,406.

     POORE BROTHERS, INC.
     --------------------

     The Fund, at December 31, 1996, held 4,000 shares of Poore Brothers, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $3.5625 or $14,250.

     PROGRESS SOFTWARE, INC.
     -----------------------

     The Fund, at December 31, 1996, held 1,000 shares of Progress Software, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $19.75 per share or $19,750.

     S2 GOLF, INC.
     -------------

     The Fund, at December 31, 1996 held 20,825 shares of S2 Golf, Inc. (Square Two Golf, Inc.), which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.9375 per share or $19,523.

     S&P 500
     -------

     The Fund, at December 31, 1996, held 4,000 puts against the S&P 500 at
550.  The puts are unrestricted as to sale and expire on December 20,1997.
They have been valued at their quoted market value of $5.875 or $23,500. The Fund, at December 31, 1996, also held 4,000 puts against the S&P 500 at 600. The puts are unrestricted as to sale and expire on December 20,1997. They have been valued at their quoted market value of $8.25 or $33,000.

     SHIVA CORPORATION
     -----------------

     The Fund, at December 31, 1996, held 2,631 shares of Shiva Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $34.625 per share or $91,098. The shares had previously been held in escrow pending the completion of certain performance requirements by Airsoft, Inc.

     SHOPSMITH
     ---------

     The Fund, at December 31, 1996, held 20,000 shares of Shopsmith common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.50 per share or $50,000.

     SOUTHSHORE CORPORATION
     ----------------------

     At December 31, 1996, the Fund held 17,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 per share or $8,700.

     TAMPA BAY CORPORATION
     ---------------------

     The Fund, at December 31, 1996, held 15,000 shares of Tampa Bay Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.369 per share or $20,535.

     TELS CORPORATION
     ----------------

     The Fund, at December 31, 1996, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.4688 per share or $14,064.

     TOPRO, INC.
     -----------

     The Fund, at December 31, 1996, held 7,500 shares of Topro, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $2.50 per share or $18,750. The Fund also held a $50,000 note receivable from Topro, Inc., which note accrues interest at 12% per year and was paid in 1997.

     USASURANCE GROUP
     ----------------

     The Fund, at December 31, 1996, held 60,500 shares of Usasurance Group common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $4.00 or $242,000.


     REAL ESTATE OPERATIONS


     During the third quarter of fiscal 1993 the Fund purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Building"). The Building was acquired primarily to provide office space for the Fund and as a potential source of income. The Fund currently occupies approximately eight percent (8%) of the Building and leases the remaining space to thirteen (13) other unrelated parties under varying, noncancellable, operating leases expiring in various years through 2002. The Building is currently 110% occupied, including a one year lease for the Building roof for placement of Antenna Facilities, effective September 16, 1996.

     The Fund's Building Consultant is currently responsible for management and leasing of the Building and has signed a Consultant Agreement with the Fund to manage the Building as long as the Fund owns the Building and is subject to a 30 day cancellation by either party in writing.

     At December 31, 1996, the Company was engaged in discussions calculated to lead toward the future sale of the Building. Subsequent to December 31, 1996, the Company executed a contract for and consummated the sale of the Building for a price of $1,080,000. The sale was structured as a tax-free exchange under Section 1031 of the Internal Revenue Code. In connection with that transaction, the Company on April 1, 1997 consummated the purchase of five acres of undeveloped commercial property located in Colorado Springs, Colorado. The Company intends to build and develop a commercial office building on the property during 1997. The Company will continue to occupy the Building which it sold effective March 31, 1997 until its new building has been constructed and completed. Additional investments in rental real estate must be made in compliance with the provisions of the Act and must not jeopardize the Fund's status as a business development company under the Act.

     The commercial real estate market in Colorado Springs, Colorado, although steadily improving over the last several years, still remains very competitive. While the Board does not believe that a single firm or group dominates the commercial real estate industry in Colorado Springs, many of the participants are well-established and possess far greater financial and market resources than the Fund.


     INCOME TAXES


     For federal income tax purposes, the Fund will utilize all of its net operating loss and capital loss carryforwards for the 1996 tax return.


                              ITEM 2.  PROPERTIES


     Office Facilities.
     ------------------

     The Fund's principal executive offices are maintained in the office Building located at 4465 Northpark Drive, Colorado Springs, Colorado 80907. The Fund's telephone number at that address is (719) 590-4900.

     In conjunction with the Fund's acquisition of the Building, the Fund executed and delivered its promissory note payable in monthly installments of $5,806, including interest at 8% per annum, due August 1, 2003, and secured by the Building. As of December 31, 1996, the principal amount outstanding under this note was $358,436. The Fund also executed and delivered a second, unsecured, promissory note, due on demand, with interest equal to 50% of the net cash flows of the Building. During 1996, the Fund paid off the face amount
on this second, unsecured, promissory note.   The transaction resulted in
termination of the noteholder's right to convert the note into equity in the building. The resultant cost to terminate the noteholder's right of $74,537 was allocated to the Fund's building. Finally, the Fund had obtained a variable rate $100,000 line of credit with interest at prime rate plus 2.0%. The line of credit is secured by the Building, and is fully utilized as of December 31, 1996. Subsequent to December 31, 1996, the Company sold the Building and consummated the purchase of five acres of undeveloped commercial property in Colorado Springs, Colorado. The Company will continue to occupy its current offices in the Building until it has completed the construction and development of a new office building on the newly purchased commercial property.


                           ITEM 3. LEGAL PROCEEDINGS


     During the beginning of 1996, the Fund received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Company was notified by the Commission's Staff that it intends to request that the Commission commence an administrative proceeding against the Company and its directors based upon certain transactions in securities formerly included in the Company's securities portfolio. The Company has responded to the Commission with a written submission which sets forth why there exists no basis in fact or law for such a proceeding. It is impossible to predict whether the Staff will recommend a proceeding against the Company or any of its directors, and if such a recommendation is made, whether the Commission will authorize the institution of a proceeding. There can be no assurance of the outcome of this matter or the ultimate effect on the Fund's financial position.

     Other than the foregoing, the Fund is not a party to any material pending legal proceeding.


             ITEM 4. MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS


     The Fund did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1996.

                                    PART II


               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS


PRICE RANGE OF COMMON STOCK


     The outstanding shares of common stock, are traded over-the-counter and quoted in the OTC Electronic Bulletin Board under the symbol "ROCE." The reported high and low bid prices for the common stock are shown below for the period from January 1, 1995 through April 03, 1997:


                                              BID
                               ---------------------------------
                                  LOW                     HIGH
                                -------                  -------
       1995
     ---------

    First Quarter                 1.625                    1.75

    Second Quarter                1.625                    1.875

    Third Quarter                 1.625                    2.00

    Fourth Quarter                1.75                     2.00

        1996
    ----------

    First Quarter                 1.75                     2.00

    Second Quarter                2.00                     2.50

    Third Quarter                 2.50                     3.75

    Fourth Quarter                3.50                     4.00

        1997
    ----------

    First Quarter                 4.00                     4.125
    (through 4/03/97)


    The bid price of the Fund's common stock as of April 03, 1997 was $4.125. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

    As of December 31, 1996, there were approximately 116 holders of record of the Fund's common stock. The closing bid price of the stock on that date was $4.00.


DIVIDENDS


    No cash dividends were paid by the Fund in 1995 or 1996.


                        ITEM 6. SELECTED FINANCIAL DATA


    The selected financial data presented below is derived from audited financial statements of the Fund. The following information should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       BALANCE SHEET DATA AT DECEMBER 31

                                                1996        1995         1994        1993         1992
                                                -----       -----        -----       -----        -----
Assets
     Investments                             $2,154,497  $1,400,374   $1,699,582  $1,830,719   $1,158,919
     Cash                                       499,404       1,193       37,081       9,072       25,557
     Property and equipment, net                764,521     714,918      655,556     660,982          -0-
     Other                                       51,670      70,302       30,858       3,323        2,843
                                             ----------  ----------   ----------  ----------   ----------

     Total assets                             3,470,092   2,186,787    2,423,077   2,504,096    1,187,319

Liabilities
     Notes payable, lines of credit             262,821     191,627      195,444     165,444       95,750
     Accounts payable, current                  293,600     165,542       65,114     115,879       30,747
     Accrued interest payable                     7,428      19,588       14,628      14,268        3,814
     Other accrued liabilities                   82,408      39,697       12,500      70,123          -0-
     Cash overdraft                                 -0-       8,653          -0-      24,522          -0-
     Long-term liabilities                      375,103     454,116      428,352     462,274          -0-
     Accrued income taxes                       118,000         -0-          -0-         -0-          -0-

          Total liabilities                   1,139,360     879,223      716,038     852,510      130,311

          Net assets                         $2,330,732  $1,307,564   $1,707,039  $1,651,586   $1,057,008
                                              =========   =========    =========   =========    =========

Net assets per share
     (shares issued and outstanding: 640,256
     in 1992 - 1996)                              $3.64       $2.04        $2.67       $2.58        $1.65



                           STATEMENT OF OPERATIONS DATA FOR YEARS ENDED DECEMBER 31
                                             1996         1995        1994         1993        1992
                                             -----        -----       -----        -----       -----
Investment Income                         $  206,491   $  177,536  $  166,575   $   67,795  $    7,684
Expenses                                     635,180      436,478     531,724      304,139     108,349
                                          ----------   ----------  ----------   ----------  ----------

Net Investment loss                         (428,689)    (258,942)   (365,149)    (236,344)   (100,665)

Net realized gain from sales
     and permanent write-downs of
     securities                            1,549,196       31,889     192,577      642,478     176,001

Unrealized net appreciation
     (depreciation) of investments           (97,339)    (172,422)    228,025      188,444     307,537
                                          ----------   ----------  ----------   ----------  ----------

Net increase (decrease) in net
     assets from investment
     activities                           $1,023,168   $ (399,475) $   55,453   $  594,578  $  382,873
                                           =========    =========   =========    =========   =========

Per share amounts:

Net investment loss                           $(.067)      $(0.40)     $(0.56)      $(0.36)     $(0.15)

Net realized gains from
     investments                                2.42         0.05        0.30         1.00        0.27

Net unrealized depreciation
     of net investments                        (0.15)       (0.27)       0.35         0.29        0.48
                                          __________   __________  __________   __________  __________
Net increase
     (decrease) in net assets per
     common share from
     investment activities                     $1.60        $(.62)      $0.09        $0.93       $0.60
     ---------------------                      ====         ====        ====         ====        ====

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996.


     During the year ended December 31, 1996, the Fund incurred substantial realized gains from sales of securities which were partially offset by unrealized depreciation of investments. Current assets and net assets increased accordingly:

     Primarily due to the proceeds from the sale of 23,679 shares of Shiva Corp. (fka Airsoft) common stock during fiscal year ending December 31, 1996, the Fund has added 24 new investments to its portfolio since December 31, 1995 contributing to the increased value of its investments from $1,400,374 on December 31, 1995, to $2,154,497 on December 31, 1996, an increase of $754,123
or 53.9%.   In addition to the increase in  securities, was an increase in notes receivable from a value of $6,175 on December 31, 1995 to $313,404 on December 31, 1996, an increase of $307,229 or approximately 4,975%. Global Casinos, Inc., an international gaming Company, comprises approximately 55% of total notes receivable. The Fund believes that all notes receivable are fully collectible.

     Cash increased significantly from $1,193 at December 31, 1995 to $499,404 at December 31, 1996, an increase of $498,211 primarily due to the proceeds from the sale of Shiva Corp. Accrued interest receivable increased from $2,130 at December 31, 1995 to $12,789 at December 31, 1996, an increase of $10,659 or approximately 500%, attributable to the increase in notes receivable. Receivables from investees decreased at December 31, 1996 from $61,518 at December 31, 1995 to $23,072, or 62.5%, as the Fund received payments on these receivables during the year. As a result, current assets increased in 1996 from $1,471,869 at December 31, 1995 to $2,705,571 at December 31, 1996, an
increase of  $1,233,702 or  approximately 83.8%.

     During 1996, the Fund sold a promissory note to a party entitled to a one-half interest in the Fund's Colorado Springs office building and to certain real property and improvements of the Fund's building, which subsequently increased the cost of the Fund's Office Building by $74,537, to $633,496 as of December 31, 1996. Leasehold Improvements increased by $3,414, or 4% at December 31, 1996 to accommodate improvements for a new lease tenant. As a result, total fixed assets increased by $49,603 or 6.9%, less accumulated depreciation.

     Based on the foregoing, total assets increased significantly from $2,186,785 at December 31, 1995 to $3,470,092 at December 31, 1996, in increase of $1,283,307 or 58.7%.

     Current liabilities increased during 1996 by $305,827, or by approximately 66%, due specifically to investment securities purchased, accounts payable, accrued liabilities, accrued income taxes and borrowings under lines of credit. Investment securities purchases accounted for $116,882 of the increase in current liabilities and had a zero balance as of December 31, 1995, these trades were purchased at the end of 1996, however did not settle until 1997 and therefore are required to be recorded as a liability for the Fund. Accounts payable increased by $120,724 or approximately 216%, due to trades purchased and payment still outstanding as of December 31, 1996 . Accrued liabilities increased $42,711 or 107%, due primarily to legal fees incurred as of December 31, 1996. The Fund accrued income taxes of an estimated $118,000 as of December 31, 1996, due to the significant increase in realized gains incurred from the Shiva Corp. sale proceeds. Borrowings under lines of credit increased $71,414 or 69.3% as the Fund had two lines of credit as of December 31, 1996, which include a fully drawn $100,000 line that accrued interest at prime plus 2% secured by the Fund's Building; and a $75,000 line with an outstanding balance of $74,500 as of December 31, 1996 that accrued interest at 9.5% secured by the Fund's Optimax Industries, Inc. holdings. The Fund had no cash overdrafts as of December 31, 1996 and had paid $146,393 on notes payables to related and other parties for a decrease of approximately 76.4% from December 31, 1995 to December 31, 1996.

     As a result, total liabilities increased from $879,223 at December 31, 1995 to $1,139,360 at December 31, 1996 an increase of $260,137 or 29.5%

     Due to the increase in total assets and liabilities, net assets increased from $1,307,564 at December 31, 1995 to $2,330,732 at December 31, 1996 and
from $2.04 per share to $3.64 per share, respectively, an increase of $1.60 per share or 78%.

     Any additional investments in rental real estate must be made in compliance with the provisions of the Investment Fund Act of 1940 (the "Act"), and cannot jeopardize the Fund's status as a business development company registered under the Act.

     Other than the sale of the Fund's office building, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995 AND 1994

     As a direct result of the Fund's acquisition of the office building in Colorado Springs, Colorado, during the third quarter of 1993, in addition to the office building being fully leased in 1996, rental income has increased from $142,921 in 1994, to $157,565 in 1995, to $170,434 in 1996. Interest and
dividend income increased significantly in 1996 due to sale proceeds from Shiva Corp. from $5,392 in 1994, to $614 in 1995, to $30,248 in 1996. Total
investment income increased 16% from $166,575 in 1994, to $177,536 in 1995, to $206,491 as of December 31, 1996.

     Total expenses decreased from $531,724 at 1994, to $436,478 at 1995, and increased 45.5% to $635,180 in 1996. Contributing to the increase in expenses were increases in wages and salaries of 10.8%, professional fees of 126%, office expenses of 57.9%, building expenses of 17.4%, and investment expenses of 4,178%. The expense increases are mainly attributable to increases in wages, legal services, purchase of tangible personal property, building maintenance to accommodate new tenant improvements, and broker fees from investment purchases and sales.

     As a result of increased investment income and expenses in 1996, net investment loss increased 65.6% to $(428,689) in 1996, compared to $(258,942) in 1995, and $(365,149) in 1994.

     Net realized gain from sale of investments increased significantly in 1996 to $1,549,196 from $31,889 in 1995 and $192,577 in 1994, an increase of
$1,517,307. This increase is mainly attributable to the sale of Shiva Corp. (fka Airsoft) which increased $1,846,098 in value during 1996. Dignity Partners also contributed to the increase in sale of investments by $42,283 and Optimax, Redwood Broadcasting and Tampa Bay increasing approximately $25,000 each. These increases were offset primarily by income tax expense of $118,000 that was not required in 1994 or 1995; Newport FirstFax by $133,333 and BMPI by $114,924 which have been producing an unrealized loss for the Fund and provided a realized tax advantage for 1996. Unrealized net depreciation of investments decreased 143% since 1994, however increased 43.5% from 1995, many of the Fund's open positions were purchased at the very end of 1996 and any depreciation/appreciation of unrealized investments were for a short period of time.

     Other than the sale of the Fund's office building described above, Management knows of no trends or uncertainties that will have any material impact on the income or expenses of the Fund.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Item 14(a) below for a list of the Financial Statements and Financial Statement Schedules included in this report following the signature page. The supplementary financial information required by Item 302 of Regulation S-K does not apply to the Fund.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company retained the accounting firm of GELFOND HOCHSTADT PANGBURN & CO. to serve as the Company's principal accountant to audit the Company's financial statements. This engagement was effective July 30, 1996. Prior to its engagement as the Company's principal independent accountant, GELFOND HOCHSTADT PANGBURN & CO. had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                            THE ROCKIES FUND, INC.

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                               TABLE OF CONTENTS

                                                          PAGE
---------------------------------------------------------------------------
Independent auditors' reports                        F-3 - F-4

Financial statements:

     Statements of assets and liabilities            F-5 - F-6

     Schedules of investments                       F-7 - F-12

     Statements of operations                             F-13

     Statements of shareholders' equity                   F-14

     Statements of cash flows                      F-15 - F-16

     Statements of changes in net assets                  F-17

Notes to financial statements                      F-18 - F-26


REPORT OF INDEPENDENT AUDITORS


The Shareholders and Directors
The Rockies Fund, Inc.

We have audited the accompanying statement of assets and liabilities of The Rockies Fund, Inc. (the "Fund"), including the schedule of investments, as of December 31, 1996, and the related statements of operations, shareholders' equity, cash flows, and changes in net assets for the year then ended. These financial statements and schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The 1995 financial statements, including the 1995 schedule of investments, were audited by other auditors, whose report dated March 15, 1996, expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996, by correspondence with the custodian and brokers or verification by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of The Rockies Fund, Inc. as of December 31, 1996, and the results of its operations, its cash flows, and the changes in its net assets for the year then ended in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN & CO.


Denver, Colorado
February 28, 1997, except for Note 7, as to which the date is April 1, 1997

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


THE SHAREHOLDERS AND DIRECTORS
THE ROCKIES FUND, INC.:


We have audited the accompanying statement of assets and liabilities and schedule of investments of The Rockies Fund, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity, cash flows, and changes in net assets for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of The Rockies Fund, Inc. as of December 31, 1995 and the results of its operations, its cash flows, and changes in net assets for the year then ended in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP

Denver, Colorado
March 15, 1996

                            THE ROCKIES FUND, INC.
                     STATEMENTS OF ASSETS AND LIABILITIES
                          DECEMBER 31, 1996 AND 1995

ASSETS                                     1996           1995
---------------------------------------------------------------------------
Investments, at value
  (cost of $1,999,819, 1996 and
  $1,323,357, 1995):
     Restricted and
       unrestricted securities        $  1,841,093   $  1,394,199
     Notes receivable                      138,404          6,175
                                        ----------     ----------
                                         1,979,497      1,400,374
Cash:
  Held by related party (Note 6)           391,698              -
  Held by others                           107,706          1,193
Accrued interest receivable                 12,789          2,130
Receivables from investees (Note 6)         23,072         61,518
Other assets                                15,809          6,654
                                        ----------     ----------
          Total current assets           2,530,571      1,471,869
                                        ----------     ----------
Property and equipment (Note 3):
     Land                                  102,775        102,775
     Building                              633,496        558,959
     Leasehold improvements                 86,614         83,200
     Furniture and fixtures                 12,461         13,461
     Equipment                               1,484          1,484
                                        ----------     ----------
                                           836,830        759,879
       Less accumulated depreciation        72,309         44,961
                                        ----------     ----------
                                           764,521        714,918
                                        ----------     ----------

Investment in long-term note
  receivable, related party
  (Cost of $175,000, Note 6)               175,000              -
                                        ----------     ----------
          Total assets                   3,470,092      2,186,787
                                        ----------     ----------

                            THE ROCKIES FUND, INC.
               STATEMENTS OF ASSETS AND LIABILITIES (CONTINUED)
                          DECEMBER 31, 1996 AND 1995


LIABILITIES                                     1996           1995
---------------------------------------------------------------------------
Cash overdraft                             $         -    $     8,653
Payables:
     Trade                                      23,152         55,994
     Related parties (Note 6)                  153,566              -
     Investment securities purchased
       (Note 6)                                116,882              -
Accrued liabilities                             82,408         39,697
Accrued income taxes (Note 2)                  118,000              -
Accrued interest payable                         7,428         19,588
Notes payable (Note 3):
     Related parties                             6,500         71,278
     Mortgage note, current portion             43,087         39,785
     Other                                      38,734        120,349
Borrowings under lines of credit (Note 3)      174,500        103,086
                                            ----------     ----------
          Total current liabilities            764,257        458,430

Security deposits                                7,254          6,462
Other liabilities (Note 3)                      52,500         62,500
Mortgage note, less current portion
  (Note 3)                                     315,349        351,831
                                            ----------     ----------
          Total liabilities                  1,139,360        879,223

Commitments and contingencies (Note 5)     ----------     ----------

Net assets and shareholders' equity
  (equivalent to $3.64 per share for
  1996 and $2.04 per share for
  1995)                                    $ 2,330,732    $ 1,307,564
                                            ==========     ==========

COMPONENTS OF NET ASSETS
------------------------

Common stock, $.01 par value.
  Authorized 5,000,000 shares;
  640,256 shares issued
  and outstanding                          $     6,403    $     6,403
                                            ----------     ----------
Additional paid-in capital                   2,901,243      2,901,243
                                            ----------     ----------
Accumulated deficit:
  Accumulated net investment loss           (1,893,303)    (1,464,614)
  Accumulated net realized
     gains (losses) from sales and
     permanent write-downs of
     securities                              1,336,711       (212,485)
  Unrealized net (depreciation)
     appreciation of investments               (20,322)        77,017
                                            ----------     ----------
          Total accumulated deficit           (576,914)    (1,600,082)
                                            ----------     ----------
Net assets                                 $ 2,330,732    $ 1,307,564
                                            ==========     ==========
/TABLE

                                            THE ROCKIES FUND, INC.
                                           SCHEDULES OF INVESTMENTS
                                          DECEMBER 31, 1996 AND 1995
                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
RESTRICTED SECURITIES:
---------------------

Airsoft, Inc.            166,667 common stock     Jun-1993  $         -    $         -    $     130,000
                         83,333 common stock      Sep-1993            -              -           65,000
                         35,417 common stock      Sep-1993            -              -           27,625
                         83,333 common stock      Oct-1993            -              -           65,000
                         78,332 common stock      Dec-1993            -              -           61,099
                                                            -----------    -----------      -----------
                                                                      -              -          348,724

American Educational
  Products, Inc. *  ***
                         200,000 common stock     Sep-1996      200,000        187,500                -
                         200,000 warrants         Sep-1996            -              -                -
                                                            -----------    -----------      -----------
                                                                200,000        187,500                -

Bear Star, LLC*          5% partnership interest  Nov-1994            -              -           30,000

BMPI Liquidating Trust   166,680 common stock     Mar-1985            -              -           19,515
                         333,360 common stock     Nov-1985            -              -           38,906
                                                            -----------    -----------      -----------
                                                                      -              -           58,421

Capital 2000, Inc.       20,000 common stock      Feb-1993            -              -            5,000
                         6,000 common stock       Feb-1995            -              -            1,500
                         24,000 common stock      Apr-1995            -              -            6,000
                                                            -----------    -----------      -----------
                                                                      -              -           12,500

Colorado Venture
  Management Equity
  Fund I, Ltd.           5,000 units              Mar-1984            -              -           10,000
                         of limited partnership

COVA Technologies*       917 common stock         Jul-1996       20,035         20,035                -

Global Casinos, Inc. *  ***
                         3,800 common stock       Nov-1993       76,000         16,150           10,640
                         4,331 common stock       Jan-1994       50,068         18,407           12,127
                         1,724 common stock       Jan-1994       19,932          7,327            4,827
                         1,250 common stock       Feb-1994       25,000          5,312            3,500
                         75 common stock          Mar-1994            -            319              210
                         500 common stock         Oct-1994       10,000          2,125            1,400
                         5,000 common stock       Feb-1996       17,208         21,250                -
                         1,000 common stock       Mar-1996        3,125          4,250                -
                         1,050,000 warrants
                         (Effective 11/97 at
                         exercise prices of
                         $6.00-$8.00)             Nov-1996            -              -                -
                                                            -----------    -----------      -----------
                                                                201,333         75,140           32,704
/TABLE

                                            THE ROCKIES FUND, INC.
                                     SCHEDULES OF INVESTMENTS (CONTINUED)
                                          DECEMBER 31, 1996 AND 1995

                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
RESTRICTED SECURITIES (CONTINUED):
---------------------------------

Kinetiks.com*            10,000 common stock      Sep-1996  $    38,125    $     6,250    $           -
                         11,000 common stock      Oct-1996       24,312          6,875                -
                         20,000 common stock      Nov-1996       12,188         12,500                -
                         62,500 common stock      Dec-1996       44,834         39,063                -
                                                            -----------    -----------      -----------
                                                                119,459         64,688                -

Newport Firstfax, Ltd.   3.55% limited            May-1985            -              -           20,000
                         partnership interest

Optimax
  Industries, Inc.*      135,191 common stock     Jun-1994      162,229        337,978          287,281
                         15,833 common stock      Jun-1994            -              -           33,645
                         11,500 common stock      Jun-1994            -              -           24,438
                         12,500 warrants          Sep-1993            -          9,375            9,375
                                                            -----------    -----------      -----------
                                                                162,229        347,353          354,739

Palo Verde Group         Partnership interest     Mar-1995            -              -            7,000

Premier Concepts, Inc.   500 common stock         Oct-1992            -              -              313
                         62 common stock          May-1993            -              -               39
                         188 common stock         May-1993            -              -              117
                         112,500 common stock     Mar-1994            -              -           70,313
                         25,000 common stock      Jun-1994            -              -           15,625
                         60,000 common stock      Oct-1994            -              -           37,500
                         25,000 common stock      Dec-1994            -              -           15,625
                         8,500 common stock       Sep-1995            -              -            5,313
                         200,000 common stock     Sep-1995            -              -          125,000
                         5,000 common stock       Jan-1996            -              -                -
                         10,000 common stock      Feb-1996            -              -                -
                                                            -----------    -----------      -----------
                                                                      -              -          269,845

Redwood
  Broadcasing, Inc.      26,250 common stock      Jul-1993            -              -           39,375
                         14,072 common stock      Jan-1995            -              -           21,107
                                                            -----------    -----------      -----------
                                                                      -              -           60,482

Southshore Corporation   7,400 common stock       Mar-1994       11,770          3,700            3,816
                         5,000 common stock       Mar-1994            -              -            2,578
                         10,000 common stock      Dec-1995        3,200          5,000            5,156
                                                            -----------    -----------      -----------
                                                                 14,970          8,700           11,550
/TABLE

                                            THE ROCKIES FUND, INC.
                                     SCHEDULES OF INVESTMENTS (CONTINUED)
                                          DECEMBER 31, 1996 AND 1995
                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
RESTRICTED SECURITIES (CONTINUED):
---------------------------------

Topro, Inc               2,500 common stock       Sep-1996  $         -    $     6,250    $           -
                         2,500 common stock       Nov-1996            -          6,250                -
                         2,500 common stock       Dec-1996            -          6,250                -
                                                                      -         18,750                -
                                                            ___________    ___________      ___________
                                                                      -         18,750                -

Usasurance Group         15,000 common stock      Jul-1996       94,550         60,000                -
                         10,000 common stock      Sep-1996       62,750         40,000                -
                         2,500 common stock       Oct-1996       12,375         10,000                -
                         33,000 common stock      Dec-1996       77,627        132,000                -
                                                            ___________    ___________      ___________
                                                                247,302        242,000                -
                                                            ___________    ___________      ___________
Total restricted securities                                     965,328        964,166        1,215,965

UNRESTRICTED SECURITIES:
-----------------------

Alouette
  Cosmetics, Inc.        2,500 common stock       Nov-1996        8,125          7,500                -

Astea International      5,000 common stock       Sep-1996       27,625         28,438                -
                         5,000 common stock       Nov-1996       24,575         28,437                -
                                                            -----------    -----------      -----------
                                                                 52,200         56,875                -

Brassie Golf             35,000 common stock      Aug-1996       20,297          8,750                -
                         20,000 common stock      Sep-1996        8,800          5,000                -
                         85,000 common stock      Oct-1996       25,780         21,250                -
                         75,000 common stock      Dec-1996       23,700         18,750                -
                                                            -----------    -----------      -----------
                                                                 78,577         53,750                -

Cable and Company
  Worldwide              5,000 common stock       Sep-1996       15,313          4,063                -
                         15,000 common stock      Oct-1996       20,156         12,187                -
                         5,000 common stock       Nov-1996        6,390          4,063                -
                         53,000 common stock      Dec-1996       53,826         43,062                -
                                                            -----------    -----------      -----------
                                                                 95,685         63,375                -

Cell Robotics
  International, Inc.    20,000 common stock      Oct-1996       50,938         40,000                -
                         15,000 common stock      Nov-1996       29,531         30,000                -
                                                            -----------    -----------      -----------
                                                                 80,469         70,000                -


                                            THE ROCKIES FUND, INC.
                                     SCHEDULES OF INVESTMENTS (CONTINUED)
                                          DECEMBER 31, 1996 AND 1995
                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
UNRESTRICTED SECURITIES (CONTINUED):
-----------------------------------

Corfacts, Inc.           200,000 common stock     Jul-1996  $    12,500    $    10,000    $           -

Creative Programming and
  Technology Ventures    26,500 common stock      Dec-1995            -              -           19,875
                         7,500 common stock       Dec-1995            -              -            5,625
                                                            -----------    -----------      -----------
                                                                      -              -           25,500

Discovery
  Technologies, Inc.     3,750 common stock       Mar-1992            -              -            3,047
                         7,000 common stock       Sep-1993            -              -            5,688
                         6,000 common stock       Sep-1993            -              -            4,875
                         10,000 common stock      Mar-1994            -              -            8,125
                         1,500 common stock       Apr-1994            -              -            1,219
                         3,000 common stock       Jun-1994            -              -            2,438
                         10,000 common stock      Dec-1995            -              -            8,124
                                                            -----------    -----------      -----------
                                                                      -              -           33,516

EMC                      3,577 common stock       Dec-1995            -              -           54,996

Enhanced Services, Inc.  2,500 common stock       Dec-1996        9,163          8,125                -

The Exploration Company  7,500 common stock       Aug-1996       17,580         41,250                -
                         3,000 common stock       Sep-1996        7,500         16,500                -
                         7,500 common stock       Oct-1996       21,713         41,250                -
                                                            -----------    -----------      -----------
                                                                 46,793         99,000                -

Good Times
  Restaurants, Inc.      12,500 warrants          Mar-1994            -              -              375

Healthwatch, Inc.        35,000 common stock      Jun-1995            -              -           17,500
                         34,400 common stock      Oct-1996       91,981         68,800                -
                         45,000 common stock      Dec-1996       89,297         90,000                -
                         115,000 warrants         Jun-1995            -              -            8,550
                         (expired in 1996)                  -----------    -----------      -----------
                                                                181,278        158,800           26,050

Image Matrix             10,000 units
  Corporation            (1com/1wrnt)             Jun-1996       57,500         33,750                -

J T's Restaurants, Inc.  1,500 common stock       Dec-1996        4,545          3,188                -

Laser Recording
  Systems Inc.           100,000 common stock     Jun-1995        5,050          2,000            2,000


/TABLE

                                            THE ROCKIES FUND, INC.
                                     SCHEDULES OF INVESTMENTS (CONTINUED)
                                          DECEMBER 31, 1996 AND 1995
                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
UNRESTRICTED SECURITIES (CONTINUED):
-----------------------------------

Pacific Biometrics, Inc. 7,500 common stock       Oct-1996  $    36,252    $    23,438    $           -
                         7,500 warrants           Oct-1996          652          1,406                -
                                                            -----------    -----------      -----------
                                                                 36,904         24,844                -

Poore Brothers, Inc.     4,000 common stock       Dec-1996       14,000         14,250                -

Progress Software, Inc.  1,000 common stock       Dec-1996       20,030         19,750                -
Realty Refund Trust      2,000 common stock       Dec-1995            -              -           11,250

S2 Golf, Inc.            20,825 common stock      Jul-1996       18,597         19,523                -

S&P 500                  10 puts 12/20/97 550     Jul-1996       10,531          5,875                -
                         10 puts 12/20/97 550     Aug-1996       11,291          5,875                -
                         20 puts 12/20/97 550     Sep-1996       16,852         11,750                -
                         40 puts 12/20/97 600     Dec-1996       40,120         33,000                -
                                                            -----------    -----------      -----------
                                                                 78,794         56,500                -

Shiva Corporation        2,631 common stock       Jun-1996            -         91,098                -

Shopsmith                10,000 common stock      Sep-1996       23,750         25,000                -
                         10,000 common stock      Oct-1996       23,750         25,000                -
                                                            -----------    -----------      -----------
                                                                 47,500         50,000                -

Tampa Bay Corporation    10,000 common stock      Sep-1996       25,285         13,750                -
                         5,000 common stock       Dec-1996       10,156          6,785                -
                                                            -----------    -----------      -----------
                                                                 35,441         20,535                -

TELS Corporation         20,000 common stock      Aug-1996       12,813          9,376                -
                         10,000 common stock      Sep-1996        5,937          4,688                -
                                                            -----------    -----------      -----------
                                                                 18,750         14,064                -

TVG Technologies, Ltd.   1,000 A warrants         Aug-1993            -              -              563
                         36,600 A warrants        Oct-1993            -              -           20,606
                         4,000 A warrants         Mar-1994            -              -            2,252
                         2,000 A warrants         Jun-1994            -              -            1,126
                                                            -----------    -----------      -----------
                                                                      -              -           24,547

Total unrestricted securities                                   901,901        876,927          178,234
                                                            -----------    -----------      -----------
/TABLE

                                            THE ROCKIES FUND, INC.
                                     SCHEDULES OF INVESTMENTS (CONTINUED)
                                          DECEMBER 31, 1996 AND 1995

                                                  INITIAL      **COST AT      VALUE AT       VALUE AT
                                                INVESTMENT   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY                     POSITION               DATE          1996           1996           1995
-------                  ---------------       ------------ --------------  -------------  -------------
NOTES RECEIVABLE:
----------------

Columbine Home Sales, LLC*
                         Note receivable, 10%     Dec-1995  $         -    $     5,814    $       6,175
                         due on demand

Damach                   Note receivable, 12%     Oct-1996       32,500         32,500                -
                         due on demand

Phil Georgeson           Note receivable, 12%,    Aug-1996       15,090         15,090                -
                         due on demand
                         collateralized by
                         equity securities

Global Casinos, Inc.*
                         Note receivable, 8%      Nov-1996      175,000        175,000                -
                         due 11/1/98, convertible
                         into shares of Global
                         Casinos, Inc. common
                         stock at a conversion price
                         of $5.00 per share after 11/1/97

Navidec, Inc.            Note receivable, 10%     Oct-1996       25,000         25,000                -
                         converted into 6,072
                         shares of Navidec, Inc.
                         common stock and
                         6,072 warrants in 1997

NECO Land Resources, LLC*
                         Note receivable, 8%      Aug-1996       10,000         10,000                -
                         due on demand

Topro, Inc.              Note receivable, 12%     Sep-1996       50,000         50,000                -
                         converted into 50,000
                         shares of Topro, Inc.              -----------    -----------      -----------
                         common stock in 1997

Total notes receivable                                          307,590        313,404            6,175
                                                            -----------    -----------      -----------
TOTAL INVESTMENTS                                           $ 2,174,819    $ 2,154,497    $   1,400,374
                                                             ==========     ==========       ==========

----------
* These entities are considered to be affiliated companies as a result of the Fund's investment and/or position on the entity's Board of Directors at December 31, 1996. Securities may be subject to some resale restrictions due to the company being an affiliate.
**   After permanent write-downs.
*** Certain shares are free trading either under rule 144 of the Securities Act of 1933 or as a result of demand registration rights held by the Company at December 31, 1996.

                            THE ROCKIES FUND, INC.
                           STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           1996                    1995
                                         --------                --------
Investment income:
  Rental (Note 4)                     $   170,434              $  157,565
  Consulting and other services             5,809                  19,357
  Interest and dividends (Note 6)          30,248                     614
                                       ----------              ----------
                                          206,491                 177,536
                                       ----------              ----------
Expenses:
  Wages and salaries                      170,762                 154,175
  Professional fees                       139,207                  61,497
  Custodian fees (Note 6)                   9,109                   8,900
  Directors' fees                           6,000                   1,000
  Interest                                 57,519                  51,411
  Travel and entertainment                 15,365                   9,940
  Office                                   80,973                  51,291
  Building expenses                       110,601                  94,216
  Investment expenses (Note 6)             43,679                   1,021
  Donations                                 1,965                   3,027
                                       ----------              ----------
                                          635,180                 436,478
                                       ----------              ----------
     Net investment loss               $ (428,689)            $  (258,942)
                                       ==========              ==========

Realized and unrealized gain (loss)
  from investments:

  Net realized gain from investments   $1,667,196              $   31,889
  Income tax expense (Note 2)            (118,000)                      -
                                       ----------              ----------
                                        1,549,196                  31,889
                                       ----------              ----------

  Net unrealized appreciation
     (depreciation) of investments

     Beginning of year                     77,017                 249,439
     End of year                          (20,322)                 77,017
                                       ----------              ----------
  Net unrealized depreciation
     of investments                       (97,339)               (172,422)
                                       ----------              ----------
Net gain (loss) from investments       $1,451,857              $ (140,533)
                                       ==========              ==========

Net increase (decrease) in net assets
  resulting from operations            $1,023,168               $(399,475)
                                       ==========              ==========

Per share amounts:
  Net investment loss                      $(0.67)                 $(0.40)
  Net realized gain from investments         2.42                    0.05
  Net unrealized deprecation
     of investments                         (0.15)                  (0.27)
                                       ----------              ----------
                                            $1.60                  $(0.62)
                                             ====                    ====
/TABLE

                                            THE ROCKIES FUND, INC.
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                  ACCUMULATED DEFICIT
                                                               -------------------------
                                                               ACCUMULATED
                                                              NET REALIZED
                                                               GAINS FROM
                                                   ACCUMULATED  SALES AND   UNREALIZED NET
                                       ADDITIONAL      NET      PERMANENT    APPRECIATION
                             COMMON      PAID-IN   INVESTMENT  WRITE-DOWNS  (DEPRECIATION)    NET
                              STOCK      CAPITAL      LOSS    OF SECURITIES OF INVESTMENTS  ASSETS
                             -------     -------    ---------   ---------      ---------  ----------
Balances at
  January 1, 1995              $6,403  $2,901,243   $(1,205,672) $(244,374)    $249,439 $1,707,039

Net investment loss                                               (258,942)               (258,942)
Net realized gain on
  investments                                                       31,889                  31,889
Unrealized net depreciation
  of investments                                                               (172,422)  (172,422)
                           ----------  ----------    ---------- ----------   ---------- ----------
Balances at
  December 31, 1995             6,403   2,901,243    (1,464,614)  (212,485)      77,017  1,307,564

Net investment loss                                    (428,689)                          (428,689)
Net realized gain on
  investments                                                    1,549,196               1,549,196
Unrealized net depreciation
  of investments                                                                (97,339)   (97,339)
                           ----------  ----------    ---------- ----------   ---------- ----------
Balances at
  December 31, 1996        $    6,403  $2,901,243   $(1,893,303)$1,336,711     $(20,322)$2,330,732
                           ==========  ==========    ========== ==========   ========== ==========
/TABLE

                            THE ROCKIES FUND, INC.
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                     1996           1995
                                                  -----------    -----------
Cash flows from operating activities:
  Net investment loss                          $   (428,689)  $  (258,942)
  Net realized gain from investments              1,549,196        31,889
                                                -----------   -----------
                                                  1,120,507      (227,053)
  Adjustments to reconcile net investment
  loss and net realized gain from investments
  to net cash used in operating activities:
     Net realized gain from investments          (1,667,196)            -
     Depreciation expense                            27,348        23,689
     Decrease (increase) in operating assets:
       Accrued interest receivable                  (10,659)        1,577
       Receivable from investees                     38,446       (39,298)
       Other assets                                  (9,155)       (1,723)
     Increase (decrease) in operating liabilities:
       Accounts payable                             120,724         2,643
       Investment securities purchased              116,882             -
       Accrued and other liabilities                 32,711        17,197
       Accrued income taxes                         118,000             -
       Accrued interest payable                     (12,160)        4,960
       Notes payable, related parties                     -        24,578
       Security deposits and
          other liabilities                             792        (2,456)
                                                -----------   -----------
          Net cash used in
            operating activities                   (123,760)     (195,886)
                                                -----------   -----------

Cash flows from investing activities:
  Proceeds from sales of investments              4,567,702       830,177
  Purchases of investments                       (3,855,325)     (703,391)
  Proceeds from sale of property and equipment        1,000             -
  Purchases of property and equipment                (3,414)      (10,551)
                                                -----------   -----------
       Net cash provided by
       investing activities                         709,963       116,235
                                                -----------   -----------

Cash flows from financing activities:
  Proceeds from notes payable, other                 24,608        24,405
  Repayment of note payable, other                  (77,403)            -
  Increase (decrease) in cash overdraft              (8,653)        8,653
  Proceeds from notes payable, related parties            -        15,000
  Repayment of notes payable, related parties       (64,778)      (67,800)
  Repayment of long-term debt                       (33,180)      (36,736)
  Proceeds from line of credit                       71,414       100,241
                                                -----------   -----------
       Net cash (used in) provided by
        financing activities                        (87,992)       43,763
                                                -----------   -----------

                            THE ROCKIES FUND, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                     1996           1995
                                                  -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                              498,211       (35,888)

Cash at beginning of year                             1,193        37,081
                                                -----------   -----------
Cash at end of year                            $    499,404   $     1,193
                                                 ==========    ==========

Supplemental disclosure of cash flows
  information, cash paid for interest          $     69,671   $    46,451
                                                 ==========    ==========

Supplemental disclosures of noncash investing and financing activities:

     During 1996, the Fund settled an $85,944 note payable, which entitled the holder to convert the note to 50% equity in the Fund's building. To cancel the note, the Fund gave the note holder 40,321 shares of Redwood Broadcasting, Inc. common stock, 7,000 shares of Palo Verde Group, Inc. common stock, and a $93,000 promissory note payable.
          The transaction resulted in termination of the note holder's right to convert the note into equity in the building. The resultant cost to terminate the note holder's right of $74,537 was allocated to the Fund's building. The Fund subsequently reduced the $93,000 promissory note by $35,876, in exchange for 20,500 shares of Discovery Technologies, Inc. common stock.

     During 1995, an $18,409 note receivable and accrued interest receivable were converted to 14,072 shares of Redwood Broadcasting, Inc.
          (formerly Intelligent Financial Corporation).   In addition, 3,577
          shares of EMC common stock were received as a distribution from Colorado Venture Management Equity Fund I, Ltd.

     During 1995, the Fund acquired $80,000 of leasehold improvements previously purchased by a tenant in the Fund's building in exchange for a non-interest bearing liability due to the tenant.

                            THE ROCKIES FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                     1996           1995
                                                  -----------    -----------
Increase (decrease) in net assets
  from investment activities:
     Net investment loss                       $   (428,689)  $  (258,942)
     Net realized gain from investments
       (net of income taxes of
          $118,000 in 1996)                       1,549,196        31,889
     Net unrealized depreciation of
       investments                                  (97,339)     (172,422)
                                                -----------   -----------
     Net increase (decrease) in net assets from
       investment activities                      1,023,168      (399,475)


Net assets at beginning of year                   1,307,564     1,707,039
                                                -----------   -----------
Net assets at end of year                      $  2,330,732   $ 1,307,564
                                                 ==========    ==========

                            THE ROCKIES FUND, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     ORGANIZATION:


     The Rockies Fund, Inc. (the "Fund") was incorporated in Nevada on August
          2, 1983 for the principal purpose of making venture capital investments in developing companies throughout the United States. The Fund is registered under the Investment Company Act of 1940, as amended, as a business development company. In order to maintain its status as a business development company, approximately seventy percent of the Fund's assets must be comprised of venture capital investments.

     The Fund currently makes investments in small public and private companies, some of which are in the early stages of development with little or no operating history, or more developed companies that operate at losses or which experience substantial fluctuations in operating results. These companies may also need substantial capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition and risks of product and technological obsolescence or rapidly changing regulatory environments which could adversely affect such companies' operations. These companies may have insufficient cash flow to service their debt obligations, including bridge loans made by the Fund. As a result, no assurance can be provided that the fund's investments will not result in substantial or complete losses. The Fund's management serves on the boards of directors of a number of its portfolio companies.

     A significant portion of the Fund's investments consists of securities that are subject to restrictions on sale. Restricted securities cannot be sold publicly without prior agreement with the issuer to register these securities under the Securities Act of 1933, as amended (the "Act"), or by selling such securities under Rule 144 of the Act, or other rules under the Act which permit only limited sales under specified conditions. The Fund's ability to sell its investments in restricted securities may be limited by, and subject to, the lack or limited nature of a trading market for such securities. These limitations could prevent or delay any sale of the Fund's securities or reduce the amount of proceeds that might otherwise be realized. Restricted securities generally sell at a price lower than similar securities that are not subject to restrictions on sale. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a "controlling person" for the purposes of the Act, and be subject to liabilities as such under the Act.

     As shown in the accompanying financial statements, the fund incurred net investment losses in 1996 and 1995. The Fund may be required to liquidate investments or obtain debt or equity financing to fund operations in the future.


     INVESTMENT VALUATION AND TRANSACTIONS:


     Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued at the last sales price on the valuation date or, absent a last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net realizable value. The Fund performs on-going evaluations regarding collectibility of receivables and provides allowances for potential losses.

     In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined by the Fund's Board of Directors (the "Board"). Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. The estimated fair value of restricted securities at December 31, 1996 and 1995 total approximately $964,000 and $1,216,000, respectively.

     Securities transactions are accounted for on a trade date basis. Where possible, realized gains and losses on the sales of investments are determined using the specific identification method. If the specific identification method cannot be utilized, realized gains and losses are determined using the first-in, first-out method. Substantially all of the Fund's investments are non-income producing.


     USE OF ESTIMATES:


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ form those estimates.


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:


     In 1996, the Fund adopted the provisions of Statement of Financial
          Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS NO. 121"). SFAS No. 121 establishes recognition and measurement standards for the impairment of long-lived assets expected to be held and used and long-lived assets to be disposed of. Generally, assets to be held and used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Assets to be disposed of are reported at the lower of their carrying values or fair values less estimated selling costs. There was no material financial statement impact from the adoption of SFAS No. 121, as prior to the adoption of SFAS No. 121, the Fund assessed impairment based on the expected future cash flows from operations of its long-lived assets.


     FINANCIAL INSTRUMENTS:


     The carrying values of the Fund's financial instruments (other than investments), including cash, receivables, payables, accruals and non-related party debt approximates fair values primarily due to the short maturities of these instruments and based on borrowing rates that management believes are currently available to the Fund for instruments with similar terms. The fair values of the related party debt are not practicable to estimate, due to the related party nature of the underlying transactions.


     PROPERTY AND EQUIPMENT:


     Property and equipment is recorded at cost. Deprecation is provided over the estimated useful lives of the assets using the straight-line method as follows: furniture, fixtures, and equipment, 6 to 10 years; leasehold improvements, 6 to 8 years; building, 40 years.


     ACCOUNTING FOR INCOME TAXES:


     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.


     PER SHARE AMOUNTS:


     Per share amounts are computed using the weighted average number of shares outstanding each year.


     RECLASSIFICATIONS:


     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2.   INCOME TAXES:


     The provision for income taxes in 1996 consists of approximately $100,000 of federal and $18,000 of state taxes and primarily relates to the net realized gain from sales of investments. The reconciliation between the statutory federal tax rate and the effective tax rate as a percent is as follows:

                                      1996           1995
                                   ---------------------------------
     Statutory federal income tax rate  34.0%          34.0%
     State taxes, net of
       federal income tax benefit        3.2            3.2
     Deferred tax benefit recognized   (26.9)         (37.2)
                                       -----         -----
                                        10.3%           -- %
                                       =====         =====


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                             1996         1995
                                            ------      --------
     Deferred tax assets:
       Net operating loss carryforwards  $     -        $248,140
       Investments, primarily due to
          differences in accounting for
          unrealized net losses            9,575               -
       Less valuation allowance           (9,575)       (218,104)
                                         -----------   ---------
                                               -          30,036

     Deferred tax liability:
       Investments, primarily due to
          differences in accounting for
          unrealized net gains                 -          30,036
                                      ----------        ----------
                                         $     -        $      -
                                      ==========      ==========


3.   DEBT:


  NOTES PAYABLE, RELATED PARTIES:


                                             1996         1995
                                            ------      --------
  Unsecured, 12% notes payable to parties
     related to the Fund's president,
       due on demand                     $   6,500      $  46,700

  Non-interest bearing advances from the
     Fund's president, paid in 1996              -         24,578
                                        ----------     ----------
                                         $   6,500      $  71,278
                                        ==========     ==========


  NOTES PAYABLE, OTHER:


  Short-term borrowings on margin
     accounts, interest rate at 9.25%    $  24,609      $  34,405

  Unsecured, 8% note payable,
     due March 31, 1997                     14,125              -

  Unsecured note payable, with interest
     equal to 50% of the building's net
     cash flows, as defined, settled
     in 1996                                     -         85,944
                                        ----------     ----------
                                         $  38,734      $ 120,349
                                        ==========     ==========


  LINES OF CREDIT:


                                                  1996         1995
                                                 ------      --------
  Line of credit at 9.5%, due May 5, 1997,
     subject to $20,000 compensating balance
     and personal guarantee of the Fund's
     president; collateralized by certain
     Fund investments; $500 credit available
     at December 31, 1996                      $ 74,500            -

  Line of credit at prime plus 2% (10.25% at
     December 31, 1996), due June 28, 1997,
     collateralized by the building; no
     remaining credit available at
     December 31, 1996                          100,000      100,000

  Other                                               -        3,086
                                               --------     --------
                                               $174,500     $103,086
                                               ========     ========


     MORTGAGE NOTE PAYABLE:


     The Fund has a mortgage note payable in monthly installments of $5,806, including interest at 8%, due August 1, 2003, which is
          collateralized by land and building.   The mortgage loan agreement
          includes certain covenants, which require the Fund to comply with various administrative and reporting requirements.

     Future principal payments under the mortgage for years after December 31, 1996 are as follows:

               1997                       $ 43,087
               1998                         46,665
               1999                         50,537
               2000                         54,369
               2001                         64,188
               Thereafter                   99,590
                                          --------
                                           358,436
               Less current portion         43,087
                                          --------
                                          $315,349
                                          ========

     The weighted average interest rates on all debt for 1996 and 1995 were 8.86% and 8.55%, respectively. Interest expense incurred on related party debt was $3,567 and $5,600 in 1996 and 1995, respectively.


     OTHER:


     During 1995, the Fund acquired leasehold improvements previously purchased by a tenant in the Fund's building. In consideration for the acquired leasehold improvements, the Fund has agreed to reduce the tenant's future monthly rentals. The total amount was recorded as a non-interest bearing liability due to the tenant, to be reduced over the term of the lease. Amounts due for years after December 31, 1996, which are included in accrued liabilities and non-current other liabilities in the accompanying financial statements, are as follows:

               1997                        $10,000
               1998                         10,000
               1999                         10,000
               2000                         10,000
               2001                         10,000
               Thereafter                   12,500
                                          --------
                                            62,500
               Less current portion         10,000
                                          --------
                                           $52,500
                                          ========


4.   RENTAL INCOME:


     The Fund leases space in its building as lessor under various noncancelable operating leases expiring through 2002. Minimum future rental receipts under noncancelable operating leases are as follows:

               1997                       $192,912
               1998                        150,077
               1999                        115,536
               2000                         91,177
               2001                         87,375
               Thereafter                   24,971
                                          --------
                                          $662,048
                                          ========


5.   COMMITMENTS AND CONTINGENCIES:


     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:


     During 1996 and 1995, the Fund received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation by the SEC which began in 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of one of its officers.

     In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain alleged violations of federal securities laws.

     The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. The SEC has not responded to the Fund's submissions and has not advised the Fund of any timetable for the SEC staff to make its final determination about whether to recommend an enforcement action.

     Management is unable to predict, with any certainty, the outcome of the investigation, or the ultimate effect on the Fund.


     EMPLOYEE BENEFITS:


     The Fund maintains a salary-deferred, simplified employee pension plan.
          Employer contributions are discretionary, and there were no employer contributions in 1996 and 1995.


     BUILDING MANAGEMENT AGREEMENT:


     In October 1996, the Fund entered into an agreement with a former officer of the Fund, whereby the former officer provides building management and consulting services for $1,000 a month. The agreement may be terminated with 30-day notification by either party. Building management expense for 1996 was $2,000.


6.   TRANSACTIONS WITH INVESTEES AND AFFILIATES:


     Receivables from investees represent reimbursable expenses totaling
          $23,072 and $61,518 at December 1996 and 1995, respectively.

     At December 31, 1996, the Fund has a $175,000, 8% note receivable from a related party, which is due November 1998, and is convertible into shares of the affiliate's common stock after November 1, 1997. During 1996, the Fund also entered into a 12%, $250,000 revolving loan agreement with this affiliate. Loans of $170,000 were made to this affiliate during the year and were repaid by December 31, 1996. Interest income on the note and line of credit was $9,235 in 1996. The revolving loan agreement was terminated in December 1996.

     The Fund utilizes the services of a brokerage company which is a significant shareholder of the Fund.  In 1996 and 1995, the Fund
          incurred $43,679 and $871 in commissions and other expenses.   At
          December 31, 1996, $391,698 of the Fund's cash was held with this affiliate under a verbal arrangement to maintain a cash balance of $350,000 with the affiliate.

     The Fund utilizes a trust company as primary custodian of its securities.
          This company is an affiliate, through its relationship with the brokerage company. Custodial fees incurred in 1996 and 1995 were $9,109 and $8,900, respectively, and at December 31, 1996, the Fund has a payable due to this affiliate, for investment securities purchased, of approximately $153,566.


7.   SUBSEQUENT EVENT:


     Effective March 31, 1997, the Fund sold its building for $1,080,000, and paid approximately $452,000 of mortgage and other debt. This transaction resulted in a net gain of approximately $390,000. On April 1, 1997, the Fund purchased five acres of undeveloped commercial property located in Colorado Springs, Colorado for $390,000. These real estate transactions were structured to qualify as a tax-free exchange, pursuant to applicable Internal Revenue Code sections. The Fund intends to build and develop a commercial office building on the property in 1997, and the Fund intends to occupy the existing building on a month-to-month basis until the new building has been completed, for rent of $900 per month.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Fund, and age of each director and officer are as follows:

                                                                  Officer/
                                                                  Director
Name                    Age                  Title                  Since
----------------------------------------------------------------------------
Stephen G. Calandrella  36    President, Chief Executive Officer,
                                          and Director              1991

Charles C. Powell       43                 Director                 1991

Clifford C. Thygesen    62                 Director                 1991

Barbara A. Hamstad      32       Chief  Accounting Officer and
                                           Treasurer                1996

Windy D. Haddad         25     Chief Administrative Officer and     1996
                                           Secretary
--------------------------------

     Stephen G. Calandrella, President and Director.
     ----------------------
     Mr. Calandrella has been President and a Director of The Rockies Fund, Inc. since February, 1991, and Chief Executive Officer since January 30, 1994. Mr. Calandrella has previously served as a Director of Kelly Motors, Ltd., Good Times Restaurants, Inc., Southshore Corp., and Cogenco International, Inc. Mr. Calandrella also served as a Director for Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Fund Act of 1940. Mr. Calandrella currently serves as Interim President and a member of the Board of Directors of Global Casinos, Inc., a publicly-held company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties; and as a Director of Optimax Industries, Inc., a NASDAQ listed holding company; American Educational Products, a NASDAQ listed supplier of childrens learning tools; and Guardian Technologies, a NASDAQ listed maker of
bullet proof vests.   Mr. Calandrella has also engaged in financing and
consulting activities for development stage companies, which consist of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructurings, as well as arranging for bridge loans and equity purchases.

     Charles M. Powell, Director.
     -----------------
     Mr. Powell is currently President and Director of Antalys Corporation, a wholly owned subsidiary of Baan Company. From 1992 to 1996, Mr. Powell was Vice-President of Finance for KaPre Software. From March 1992 to June 1993, Mr. Powell was CEO of Generation 5 Technologies, Inc. From January 1989 to March 1992, he was Director of International Operations at J.D. Edwards & Company, a software company that develops and distributes general business application financial software. From September to December, 1988, Mr. Powell was employed by the company to provide assistance in financial and operation areas. From April 1988 to June 1989, Mr. Powell was President of Sheridan Securities, Inc., an investment banking firm. From January 1987 to March 1988 he was international sales manager for Columbine Systems, a software development Fund for the broadcast industry. From January 1985 to December 1986, he was employed by Aweida Systems engaged in the business of distributing company products, first as Chief Financial Officer and subsequently as Vice President of Marketing. From February 1979 to December 1985, he was employed by Storage Technology, Inc., engaged in the business of manufacturing computer storage devices in a variety of capacities, with his last position being that of Vice President of Financial Marketing. Mr. Powell graduated from the University of Colorado with a Bachelor of Science degree in accounting and finance in 1976 and he received his license as a Certified Public Accountant in 1976. Mr. Powell currently serves as a Director for The Rockies Fund, Kinetics.com, and International Nursing.

     Clifford C. Thygesen, Director.
     --------------------
     Mr. Thygesen has been a director of the Fund since February, 1991. Mr. Thygesen has also been a Director of American Educational Products, Inc. since 1986, and President since January, 1996. American Education Products is a publicly traded company involved in the manufacture and distribution of educational products, with principal offices in Boulder, Colorado. Mr. Thygesen is also a current Director of Wall Street Racing Stables, a publicly-traded company involved in the ownership, racing and breeding of thoroughbred horses. Mr. Thygesen is also a partner in two land development firms located on Colorado Springs and Fleming, Colorado and a Board of Director for
Unasurance Group.   From 1971 to 1973, Mr. Thygesen was Vice-President of
Operations for the Ithaca Gun Company of Ithaca, New York, a manufacturer of high quality firearms. From 1973 to 1976, Mr. Thygesen served as President of Alpine Designs Corporation, a company which produces backpacking equipment, ski wear and hunting apparel. From 1977 to 1981, he served as Vice-President of Manufacturing for Pure Cycle Corporation, a company that designed water recycling systems for residential use. From 1981 until February, 1988, Mr. Thygesen was President, Chief Operating Officer and a Director of Tri Coast Environmental Corporation, formerly Colorado Venture Capital Corporation. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

     Barbara A. Hamstad,
     ------------------
     Mrs. Hamstad has served as Internal Accountant for The Rockies Fund, Inc. since September of 1993 and as Chief Accounting Officer and Treasurer since September, 1996. Mrs. Hamstad also serves as Secretary and Director for Marco Foods, Inc., a small public shell actively trading in the stock market. Prior to Mrs. Hamstad's accounting positions she worked as a Vendor Cost Analyst for Raytheon in Santa Barbara, California. From January, 1989, through June, 1992, she analyzed vendor cost proposals for subcontracted components, conducted on-site evaluations of subcontractors, and developed price recommendations based on detailed analyses of cost structure. From June 1987 through August 1988, she worked as a Financial Assistant at IDS Financial Services in San Luis Opisbo, California. Mrs. Hamstad graduated from California Polytechnic State University, San Luis Obispo, CA, with a bachelor's degree in Business Administration, concentrating in Financial Management.

     Windy D. Haddad,
     ---------------
     has worked for The Rockies Fund, Inc. since August 9, 1993 and has served as Chief Administrative Officer since October 1, 1995 and as Corporate Secretary since September 1, 1996. Ms. Haddad also serves as Vice President, Secretary and Director of Land Resources Corporation, a real estate development Fund with operations in Flemming, Colorado. Ms. Haddad graduated from Colorado College in 1993, earning her Bachelor of Arts Degree in Economics.

     There are no material proceedings to which any director, officer or affiliate of the Fund, or any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Fund, or any associate of any such director, officer, affiliate of the Fund, or security holder is a party adverse to the Fund or any of its subsidiaries or has a material interest adverse to the Fund or any of its subsidiaries.

     During the last five (5) years except as set forth herein no director or officer of the Fund has:

     (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

     (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

     Mr. Calandrella serves as Interim President of Global Casinos, Inc., a portfolio and affiliated company. During 1995, Global Casinos, Inc. caused one of its wholly-owned subsidiaries, Casinos USA, Inc. to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1996, the United States Bankruptcy Court for the District of Colorado entered an order confirming a plan of the organization for Casinos USA, Inc.

     There currently exists no arrangement or understanding between any executive officer and between any other person pursuant to which any person is to be selected as an executive officer. No family relationships exist between any current or prospective executive officer or director.

     Each director of the Fund who is not also an officer is paid the sum of $1,000 for each director's meeting attended by such director. All directors are reimbursed for expenses associated with attendance at Board of Directors meetings of the Fund. Other than the foregoing, no director receives any additional compensation or remuneration as a member of the Fund's Board of Directors.

     Each Director is elected to serve a term of one (1) year and is elected annually at the regular annual meeting of the Fund's stockholders. Each executive officer is elected annually at the first meeting of the Fund's Board of Directors held immediately following each annual meeting of shareholders. Each executive officer holds office until his successor is duly elected and qualified or until his resignation or until he has been removed in the manner provided by Fund's By-laws.

     No Director has resigned or declined to stand for reelection to the Board of Directors since the date of the last annual meeting of the Fund's stockholders due to any disagreement with the Fund on any matter relating to the Fund's operations, policies or practices.

     During the fiscal year ended December 31, 1996, the Fund had four (4) directors meetings which were attended in person by all of the Fund's directors. The Fund does not have a standing audit, nominating or compensation committee of the Board of Directors, or committees performing similar functions.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Under the Securities Laws of the United States, the Fund's Directors, its Executive (and certain other) officers, and any persons holding more than ten percent (10%) of the Fund's common stock are required to report their ownership of the Fund's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Fund is required to report in this Report any failure to file. Based upon information provided to the Company, all of these filing requirements were satisfied by its Officers and Directors and ten percent holders as of December 31, 1996.


                       ITEM 11.  EXECUTIVE COMPENSATION


     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Fund's three (3) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Fund and its subsidiaries for each of the Fund's last three
(3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

---------------------------------------------------------------------------------------------------------
                                          SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------

                                                                          Long Term Compensation
                  Annual Compensation                              Awards                        Payouts
           ---------------------------------                         ---------------------------------
                                                       Other
Name                                                  Annual     Restricted
and                                                   Compen-       Stock               LTIP    All Other
Principal                         Salary     Bonus    sation      Award(s)   Option/   Payouts  Compensa-
Position                 Year       ($)       ($)       ($)          ($)     SARs(#)     ($)    tion ($)
----------               -----    -------   -------   -------      -------   -------   -------   -------
                         1996     $48,000     -0-       -0-         $-0-       -0-       -0-       -0-
Stephen G.
Calandrella,             1995     $48,000     -0-       -0-         $-0-       -0-       -0-       -0-
President
                         1994     $48,000     -0-       -0-         $-0-       -0-       -0-       -0-

     No other executive officer of the Fund received compensation during the years ended December 31, 1996, 1995 or 1994, in excess of $100,000.

     All officers and employees of the Fund are eligible to participate in the Fund's group health and dental insurance plan. The Fund also provides a Salary Deferred Simplified Employee Pension Plan (SAR-SEP) adopted since September, 1994. There has been no employer contribution made to the Plan since inception, nor does the Fund incur any administrative fees associated with this Plan. The Fund currently has one (3 year) employment agreement written to an executive officer, Ms. Windy D. Haddad, effective October 1,
1995.   In 1996, the Fund issued two cash bonuses to its employees, Mrs.
Barbara Hamstad and Ms. Windy Haddad.

     Mr. John R. Overturf, Jr. resigned as Vice President of The Rockies Fund Inc, effective August 28, 1996 and he signed a Consultant Agreement with The Rockies Fund, Inc., effective October 1, 1996, as a consultant for the Fund's Office Building located at 4465 Northpark Drive at $1,000 per month and
subject to a 30 day cancellation by either party in writing.   Mr. Craig T.
Rogers resigned as Chief Operating Officer and Secretary, effective October 1, 1996.


           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT


     The following table sets forth as of December 31, 1996, the number of shares of the Fund's common stock owned by each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Fund's outstanding shares of common stock, sets forth the number of shares of the Fund's outstanding common stock beneficially owned by each of the Fund's current directors and officers and sets forth the number of shares of the Fund's common stock beneficially owned by all of the Fund's current directors and officers as a group:


Title of  Name and Address           Amount and Nature        Percent
Class     of Beneficial Owner   of Beneficial Ownership(1)   of Class
------    ------------------    ---------------------------  --------
Common    D.A Davidson & Co.(2)         226,772                35.4%
Stock     8 Third Street, North
          Great Falls, Montana 59401

  "       Stephen G. Calandrella(3)     233,000                36.4%

  "       Charles C. Powell                 -0-                 0.0%

  "       Clifford C. Thygesen            2,000                 0.3%

  "       Barbara A. Hamstad              1,500                 0.2%

  "       Windy D. Haddad                 1,500                 0.2%

  "       All Officers and
          Directors as a
          Group (5 Persons)             238,000                37.1%
     ------------------------------


1. Beneficial Owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

2. Voting and investment power with respect to securities held by D.A. Davidson & Company is exercised by its Board of Directors.

3. Includes 12,500 shares of common stock held by Aztec Capital Corp. of which Mr. Calandrella is officer, director and majority shareholder.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Notes payable to related parties at December 31, 1996 include $6,500 payable to a related party of the Fund's President, which note is unsecured, carries interest at the rate of twelve percent (12%) per annum, and is due upon demand.

     The Fund currently holds a 5% ownership interest in Bear Star, LLC., formerly a wholly owned subsidiary of Columbine Home Sales, LLC., and therefore Bear Star, LLC. would be considered to be an affiliated company as a result of the Fund's ownership during 1996.

     As a result of the Fund's investment during 1996 and/or position on the entity's Board of Directors, the Fund would, at various times during fiscal 1996, be considered to have been an affiliate of Global Casinos, Inc., Optimax Industries, Inc., Southshore Corporation, Cova Technologies, Kinetiks.com and Neco Land Resources.

     On October 1, 1995, Mr. Calandrella, the Fund's President and Director, was elected to serve as Interim President of Global Casinos, Inc., a portfolio company and affiliate of the Fund. In consideration of his services as Interim President of Global Casinos, Inc., Mr. Calandrella received 9,000 shares in 1996 and has also been granted Incentive Stock Options under the Global Casinos, Inc. Stock Incentive Plan, exercisable to purchase, in the aggregate, 15,000 shares of common stock at an exercise price of $5.00 per share. Of those Incentive Stock Options, 5,000 are fully vested, and the remaining 10,000 Incentive Stock Options vest ratably over two (2) years, subject to Mr. Calandrella's continuing to serve as an executive officer or key employee of Global Casinos, Inc. As of March 15, 1997, Mr. Calandrella has continued to serve as Interim President of Global Casinos.

     Mr. Calandrella also serves as a member of the Board of Directors of Global Casinos, Inc. In consideration of his services as a director of Global Casinos, Inc., Mr. Calandrella has been granted Non-Qualified Stock Options exercisable to purchase, in the aggregate, an additional 15,000 shares of common stock at an exercise price of $5.00 per share, of which 5,000 Non-Qualified Stock Options are fully vested, and the remaining 10,000 Non-Qualified Stock Options vest ratably over two (2) years, subject to Mr. Calandrella's continuing to serve as a director of that Fund.

     There exists no arrangement or agreement whereby the Fund has any direct or indirect beneficial interest or pecuniary interest in any of the securities or other compensation issued to Mr. Calandrella in consideration of his services as an executive officer or director of Global Casinos, Inc.

                                    PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------


     a.   1.   FINANCIAL STATEMENTS.
               --------------------


               Independent Auditors' Reports;

               Statements of Assets and Liabilities - December 31, 1996 and
                    1995;

               Schedules of Investments - December 31, 1996 and 1995;

               Statements of Operations - Years Ended December 31, 1996 and
                    1995;

               Statements of Stockholders' Equity - Years Ended December 31,
                    1996 and 1995;

               Statements of Cash Flows - Years Ended December 31, 1996 and
                    1995;

               Statements of Changes in Net Assets - Years Ended December 31,
                    1996 and 1995;

               Notes to Financial Statements - December 31, 1996 and 1995


            2. FINANCIAL STATEMENT SCHEDULES.
               -----------------------------


               All schedules for which provision is made in the applicable accounting regulations of Article 12 of Regulation S-X of the Securities and Exchange commission have been omitted because either (i) such schedules are not required under the related instructions, (ii) the required information is not present or is not in amounts sufficient to require submission of the schedule, or (iii) the information required is included in the Financial Statements and Notes thereto.


     b.   CURRENT REPORTS ON FORM 8-K.
          ----------------------------


          No current reports on Form 8-K were filed during the quarter ended December 31, 1996.


     c.   EXHIBITS.
          ---------


          The following Exhibits are filed pursuant to Item 601 of Regulation
          S-K:


Exhibit No. Title
----------  --------------------------------------------------------------
   3        Articles of Incorporation incorporated by reference to
            Registration Statement on Form N-2, No. 2-86057.

3(a)        Certificate of Amendment to Articles of Incorporation dated June
            2, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988.

3(b) Bylaws, as amended March 16, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1987.

10(a)       Investment Advisory Agreement dated August 23, 1983, between
            Registrant and Galbreath Financial Services Corporation incorporated by reference to Registration Statement on Form N-2, No. 2-86057.

10(b) Management Agreement dated August 23, 1983, between Registrant and Galbreath Financial Services corporation incorporated by reference to Registration Statement on Form N-2, No. 2-86057.

10(c)       Agreement Concerning the Change in Management incorporated by reference to Exhibit A
                         ---------
            to the Fund's Notification Pursuant to Rule 14f-1.

10(d)       Subscription Agreement incorporated by reference to Exhibit A
                                                                ---------
            to the Fund's Notification Pursuant to Rule 14f-1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROCKIES FUND, INC.


Date:     4/11/97                  By:  /s/Stephen G. Calendrella,President
          ---------------------         -----------------------------------
                                        Stephen G. Calandrella, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Position              Date
---------                           --------              ----


/s/ Stephen G. Calendrella     President, Director       4/11/97
--------------------------   Chief Executive Officer     -------
Stephen G. Calendrella


/s/ Charles M. Powell               Director             4/11/97
--------------------------                               -------
Charles M. Powell


/s/ Clifford C. Thygesen            Director             4/11/97
--------------------------                               -------
Clifford C. Thygesen