Form 10-Q
period 1997-03-31
ROCKIES FUND INC
filed 1997-05-15
CIK 725260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                      OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to

Commission file number 0-12444

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                     INDEX


PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

               Statement of Assets and Liabilities at March 31, 1997 (unaudited) and December 31, 1996 (audited)

               Schedule of Investments and Restricted Securities (unaudited)

               Statement of Operations for the Three Months Ended March 31, 1997 and March 31, 1996 (unaudited)

               Statements of Stockholders' Equity for the Three Months Ended March 31, 1997 (unaudited), and Years Ended December 31, 1996 and 1995 (audited)

               Statement of Changes in Net Assets as of March 31, 1997 and March 31, 1996 (unaudited)

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

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items (except as discussed in Note 3). Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                    March 31,      December 31,
                                                      1997             1996
                                                   (unaudited)       (audited)
                                                  -------------    ------------
ASSETS

Investments at value
 (See accompanying schedule):
  Restricted and unrestricted securities           $ 2,044,683     $ 1,841,093
  Notes receivable                                     231,671         138,404
                                                   ------------    ------------
                                                     2,276,354       1,979,497
Cash:
  Held by related party                                599,924         391,698
  Held by others                                        14,233         107,706
  Accrued interest receivable held by others            17,623          12,789
  Receivables from investees                               548          23,072
  Other assets                                          11,136          15,809
                                                   ------------    ------------
    Total Current Assets                             2,919,818       2,530,571
                                                   ------------    ------------
Property & Equipment:
  Land                                                       0         102,775
  Building                                                   0         633,496
  Leasehold improvements                                     0          86,614
  Equipment                                              1,484           1,484
  Furniture and fixtures                                12,461          12,461
                                                   ------------    ------------
                                                        13,945         836,830

Less Accumulated Depreciation                           (5,258)        (72,309)
                                                   ------------    ------------
                                                         8,687         764,521
                                                   ------------    ------------
Investment in long term note receivable
 related party                                         175,000         175,000

TOTAL ASSETS                                         3,103,505       3,470,092
                                                   ------------    ------------

                                                                  (Continued)

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (Continued)

                                                    March 31,     December 31,
                                                      1997            1996
                                                   (unaudited)      (audited)
                                                  ------------    -------------
LIABILITIES
Payables:
  Trade                                            $    48,225     $    23,152
  Related parties                                                      153,566
  Investment securities purchased                      100,000         116,882
Accrued liabilities                                     40,807          82,408
Accrued income taxes                                   118,000         118,000
Accrued interest payable                                 4,106           7,428
Notes payable
  Related parties                                        6,500           6,500
  Mortgage note, current portion                                        43,087
  Other                                                 98,873          38,734
Borrowings under lines of credit                        74,500         174,500
                                                   ------------    ------------

    Total Current Liabilities:                         491,011         764,257

Security deposits                                                        7,254
Other liabilities                                                       52,500
Mortgage note, less current portion                                    315,349
                                                   ------------    ------------
    Total Liabilities                                  491,011       1,139,360

NET ASSETS and STOCKHOLDER'S EQUITY                $ 2,612,494     $ 2,330,732
(Equivalent to $4.08 per share at March 31,        ============    ============
 1997 and $3.64 per share at Dec. 31, 1996)

COMPONENTS OF NET ASSETS
Common Stock, $.01 par value, Authorized
 5,000,000 shares; 640,256 issued and
 outstanding                                       $     6,403     $     6,403
                                                   ------------    ------------

Additional paid-in capital                           2,901,243       2,901,243
                                                   ------------    ------------
Accumulated (deficit):
  Accumulated net investment loss                   (1,973,453)     (1,893,303)
  Accumulated net realized gain (losses)
    from sales and permanent write-downs
    of securities                                    1,815,252       1,336,711
  Unrealized net (depreciation) of investments        (136,951)        (20,322)
                                                   ------------    ------------
Total accumulated deficit                             (295,152)       (576,914)
                                                   ------------    ------------
NET ASSETS                                         $ 2,612,494     $ 2,330,732
                                                   ============    ============

THE ROCKIES FUND, INC.
Schedules of Investments
March 31, 1997 and December 31, 1996
--------------------------------------------------------------------------------------------------------------
                                                                                     FAIR             FAIR
                                                  INITIAL       ** COST AT         VALUE AT         VALUE AT
                                                INVESTMENT       MARCH 31,         MARCH 31,      DECEMBER 31,
   COMPANY                   POSITION              DATE            1997              1997             1996
--------------------------------------------------------------------------------------------------------------
RESTRICTED SECURITIES:
---------------------
American Educational     200,000 common stock     Sep-96          200,000.00       125,000.00       187,500.00
  Products, Inc.* ***    200,000 warrants         Sep-96                0.00             0.00             0.00
                                                                ------------     ------------     ------------
                                                                  200,000.00       125,000.00       187,500.00

Bear Star, LLC*          5% partnership interest  Nov-94                0.00             0.00             0.00

COVA Technologies*       917 common stock         Jul-96           20,035.00        20,035.00        20,035.00

Global Casinos, Inc.*    3,800 common stock       Nov-93           76,000.00        13,775.00        16,150.00
                         4,331 common stock       Jan-94           50,068.21        15,699.88        18,406.75
                         1,724 common stock       Jan-94           19,931.79         6,249.50         7,327.00
                         1,250 common stock       Feb-94           25,000.00         4,531.25         5,312.50
                         75 common stock          Mar-94                0.00           271.88           318.75
                         500 common stock         Oct-94           10,000.00         1,812.50         2,125.00
                         5,000 common stock       Feb-96           17,207.50        18,125.00        21,250.00
                         1,000 common stock       Mar-96            3,125.00         3,625.00         4,250.00
                         105,000 warrants         Nov-96                0.00             0.00             0.00
                                                                ------------     ------------     ------------
                                                                  201,332.50        64,090.01        75,140.00

Guardian Technologies,
  Inc.*                  25,000 common stock      Feb-97            8,750.00        17,968.75
                         271,000 common stock     Mar-97          126,450.00       195,212.50
                         411,000 warrants         Mar-97           26,255.00        25,687.50
                                                                ------------     ------------     ------------
                                                                  161,455.00       238,868.75             0.00

Kinetiks.com*            10,000 common stock      Sep-96           38,125.00         3,750.00         6,250.00
                         11,000 common stock      Oct-96           24,312.50         4,125.00         6,875.00
                         20,000 common stock      Nov-96           12,187.50         7,500.00        12,500.00
                         62,500 common stock      Dec-96           44,851.88        23,437.50        39,062.50
                         50,000 warrants          Feb-97                0.00         6,250.00
                         50,000 warrants          Mar-97                0.00         6,250.00
                                                                ------------     ------------     ------------
                                                                  119,476.88        51,312.50        64,687.50

Land Resource
  Corporation*           10,000 common stock      Mar-97           10,000.00        10,000.00        10,000.00

Lone Oak Vineyards,
  Inc.                   35,000 common stock      Feb-97           35,000.00        35,000.00

Navidec                  1,811 common stock       Feb-97            7,705.20         9,281.38         7,456.43
                         4,261 common stock       Feb-97                                             17,543.57
                         6,072 warrants           Feb-97                0.00         3,795.00
                                                                ------------     ------------     ------------
                                                                    7,705.20        13,076.38        25,000.00

Optimax Industries,
  Inc.*                  135,191 common stock     Jun-94          162,229.20       371,775.25       337,977.50
                         12,500 warrants          Sep-93                0.00         9,375.00         9,375.00
                                                                ------------     ------------     ------------
                                                                  162,229.20       381,150.25       347,352.50

Southshore
  Corporation***         7,400 common stock       Mar-94           11,770.44         3,700.00         3,700.00
                         10,000 common stock      Dec-95            3,200.00         5,000.00         5,000.00
                                                                ------------     ------------     ------------
                                                                   14,970.44         8,700.00         8,700.00

Training Devices, Inc.   20,000 common stock      Feb-97           25,000.00        25,000.00

Usasurance Group*        15,000 common stock      Jul-96           94,550.00        45,000.00        60,000.00
                         10,000 common stock      Sep-96           62,750.00        30,000.00        40,000.00
                         2,500 common stock       Oct-96           12,375.00         7,500.00        10,000.00
                         31,500 common stock      Dec-96           73,777.00        94,500.00       126,000.00
                         1,500 common stock       Dec-96                                              6,000.00
                         2,500 common stock       Jan-97            8,750.00         7,500.00
                                                                ------------     ------------     ------------
                                                                  252,202.00       184,500.00       242,000.00

Total Restricted Securities                                     1,209,406.22     1,156,732.89       980,415.00
                                                                ------------     ------------     ------------

UNRESTRICTED SECURITIES:
-----------------------
Alouette Cosmetics       2,500 common stock       Nov-96                                              7,500.00

Astea International      5,000 common stock       Sep-96           27,625.00        20,000.00        28,437.50
                         5,000 common stock       Nov-96           24,575.00        20,000.00        28,437.50
                         10,000 common stock      Feb-97           54,875.00        40,000.00
                                                                ------------     ------------     ------------
                                                                  107,075.00        80,000.00        56,875.00

Brassie Golf             35,000 common stock      Aug-96                                              8,750.00
                         20,000 common stock      Sep-96                                              5,000.00
                         85,000 common stock      Oct-96                                             21,250.00
                         75,000 common stock      Dec-96                                             18,750.00
                                                                ------------     ------------     ------------
                                                                        0.00             0.00        53,750.00

Cable & Company
  Worldwide              5,000 common stock       Sep-96                                              4,062.50
                         15,000 common stock      Oct-96                                             12,187.50
                         5,000 common stock       Nov-96                                              4,062.50
                         53,000 common stock      Dec-96                                             43,062.50
                         100,000 common stock     Jan-97           68,002.35        40,625.00
                         10,000 common stock      Mar-97            5,165.00         4,062.50
                                                                ------------     ------------     ------------
                                                                   73,167.35        44,687.50        63,375.00

Cell Robotics
  International, Inc.    20,000 common stock      Oct-96                                             40,000.00
                         15,000 common stock      Nov-96                                             30,000.00
                                                                ------------     ------------     ------------
                                                                        0.00             0.00        70,000.00

Corfacts, Inc.           200,000 common stock     Jul-96           12,500.00        20,000.00        10,000.00

Enhanced Services        2,500 common stock       Dec-96            9,162.50        11,250.00         8,125.00
                         6,000 common stock       Jan-97           20,212.50        27,000.00
                                                                ------------     ------------     ------------
                                                                   29,375.00        38,250.00         8,125.00

Exploration Company,
  The                    7,500 common stock       Aug-96                                             41,250.00
                         3,000 common stock       Sep-96                                             16,500.00
                         7,500 common stock       Oct-96           21,712.50        45,000.00        41,250.00
                         50,000 common stock      Mar-97          250,000.00       300,000.00
                                                                ------------     ------------     ------------
                                                                  271,712.50       345,000.00        99,000.00

Healthwatch, Inc.        34,400 common stock      Oct-96                                             68,800.00
                         45,000 common stock      Dec-96                                             90,000.00
                                                                ------------     ------------     ------------
                                                                        0.00             0.00       158,800.00

Image Matrix             10,000 units (1com/1wrnt)Jun-96           57,500.00        28,125.00        33,750.00

J T's Restaurants        1,500 common stock       Dec-96                                              3,187.50

Laser Recording
  Systems, Inc.          100,000 common stock     Jun-95            5,050.00         2,000.00         2,000.00

Organic Solutions, Inc.  50,000 common stock      Feb-97           50,402.35        43,750.00

Pacific Biometrics, Inc. 7,500 common stock       Oct-96           36,252.00        15,000.00        23,437.50
                         5,000 common stock       Feb-97           17,343.75        10,000.00
                         7,500 warrants           Oct-96                                              1,406.25
                                                                ------------     ------------     ------------
                                                                   53,595.75        25,000.00        24,843.75

Poore Brothers           4,000 common stock       Dec-96           14,000.00        12,000.00        14,250.00

Progress Software        1,000 common stock       Dec-96                                             19,750.00

Racom Systems, Inc.      10,000 common stock      Mar-97
                         10,000 warrants          Mar-97                0.00
                                                                ------------     ------------     ------------
                                                                                                          0.00

Redwood Broadcasting,
  Inc.                   5,000 common stock       Feb-97                                                  0.00

S&P 500                  10 puts Dec '97 550      Jul-96           10,530.54         1,500.00         5,875.00
                         10 puts Dec '97 550      Aug-96           11,291.41         1,500.00         5,875.00
                         20 puts Dec '97 550      Sep-96           16,852.35         3,000.00        11,750.00
                         40 puts Dec '97 600      Dec-96           40,120.00        17,000.00        33,000.00
                                                                ------------     ------------     ------------
                                                                   78,794.30        23,000.00        56,500.00

S2 Golf, Inc.            20,825 common stock      Jul-96                                             19,523.44

Shiva Corporation        2,630 common stock       Dec-96                0.00        23,012.50        91,098.38

Shopsmith                10,000 common stock      Sep-96           23,750.00        24,375.00        25,000.00
                         10,000 common stock      Oct-96           23,750.00        24,375.00        25,000.00
                                                                ------------     ------------     ------------
                                                                   47,500.00        48,750.00        50,000.00

Tampa Bay Corporation    10,000 common stock      Sep-96                                             13,750.00
                         5,000 common stock       Dec-96           10,156.00         3,750.00         6,785.00
                         10,000 common stock      Jan-97            9,525.00         7,500.00
                                                                ------------     ------------     ------------
                                                                   19,681.00        11,250.00        20,535.00

TELS Corporation         20,000 common stock      Aug-96           12,812.50        10,625.00         9,376.00
                         10,000 common stock      Sep-96            5,937.50         5,312.50         4,688.00
                                                                ------------     ------------     ------------
                                                                   18,750.00        15,937.50        14,064.00

Topro, Inc.              2,500 common stock       Sep-96                0.00         3,281.00         6,250.00
                         2,500 common stock       Nov-96                0.00         3,281.00         6,250.00
                         2,500 common stock       Dec-96                0.00         3,281.00         6,250.00
                         2,500 common stock       Jan-97                0.00         3,281.00
                         5,000 common stock       Feb-97                0.00         6,562.50
                         35,000 common stock      Mar-97           52,743.85        45,937.50
                         5,000 common stock       Mar-97            7,343.75         6,562.50
                                                                ------------     ------------     ------------
                                                                   60,087.60        72,186.50        68,750.00

Whitewing Labs           20,000 common stock      Jan-97           31,350.00        15,000.00

Total Unrestricted Securities                                     978,040.85       887,949.00       945,677.07
                                                                ------------     ------------     ------------

NOTES RECEIVABLE:
----------------
Columbine Home
  Sales, LLC*            Note Receivable, 10%     Dec-95                0.00         5,814.06         5,814.06

Damach, Inc.             Note Receivable, 12%,
                           due 3/31/97            Oct-96           32,500.00        32,500.00        32,500.00

Phil Georgeson           Note Receivable, 12%,
                           due on demand          Aug-96            9,962.78         9,962.78        15,091.25

Global Casinos, Inc.*    Note Receivable, 8%,
                           due 11/1/98            Nov-96          175,000.00       175,000.00       175,000.00
                         Note Receivable, 9%,
                           due on demand          Mar-97           40,843.70        40,843.70
                                                                ------------     ------------     ------------
                                                                  215,843.70       215,843.70       175,000.00

Kinetiks.com*            Note Receivable, 10%,
                           due 3/30/97            Feb-97           25,000.00        25,000.00

NS Properties            Note Receivable, 8%,
                           due 1/2/98             Jan-97           20,000.00        20,000.00

Marco Foods, Inc.*       Note Receivable, 12%,
                           due on demand          Jan-97           97,550.00        97,550.00

Total Other Securities                                            400,856.48       406,670.54       228,405.31
                                                                ------------     ------------     ------------

TOTAL INVESTMENTS                                               2,588,303.55     2,451,352.43     2,154,497.38
-----------------                                               ============     ============     ============



*     These entities are considered to be affiliated companies as a result of the Company's investment and/or position on entity's Board of Directors at December 31, 1996.  Securities may be subject to some resale restrictions due to the Company being an affiliate.

**    After permanent write-downs.

***   Certain shares are free trading either under Rule 144 of the Securities Act of 1933 or as a result of demand held by the Company.

                                See accompanying notes to financial statements.

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS
                                              For the              For the
                                        Three Months Ended   Three Months Ended
                                          March 31, 1997       March 31, 1996
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
INVESTMENT INCOME:
  Rental income                            $    51,247           $    37,916
  Consulting and other services                    152                 5,700
  Interest and dividends                        12,565                   181
                                           ------------          ------------
      Total Income/Revenue                      63,963                43,797
                                           ------------          ------------
Expenses:
  Wages and salaries                            36,171                43,066
  Professional fees                              4,293                15,166
  Custodian fees                                 3,559                   -0-
  Directors fees                                 2,000                   -0-
  Interest                                      11,253                12,968
  Travel and entertainment                      10,720                 4,181
  Office                                        32,111                11,904
  Building expenses                             33,481                23,273
  Investment expenses                            8,103                   594
  Donations                                      2,422                    15
                                           ------------          ------------
                                               144,113               111,167

  Net investment loss                      $    80,150)          $   (67,370)

Net realized gain from investments              90,065                97,190
Net realized gain from sale of building        388,476
                                           ------------          ------------
                                               478,541                97,190
                                           ------------          ------------
Net unrealized appreciation
(depreciation) of investments:
  Beginning of year                            (20,322)               77,017
  End of period                               (136,951)             (106,134)
                                           ------------          ------------
  Net unrealized depreciation of
    investments                               (116,629)             (183,151)

Net gain (loss) from investments           $   361,912           $   (85,961)
                                           ============          ============
Net increase (decrease) in net assets
 resulting from operations                 $   281,762           $  (153,331)
                                           ============          ============
Per share amounts:
  Net investment loss                           $(0.12)               $(0.10)
  Net realized gain from investments              0.74                  0.15
  Net unrealized depreciation of
    investments                                  (0.18)                (0.28)
                                           ------------          ------------
                                           $      0.44           $     (0.23)
                                           ============          ============

                                            THE ROCKIES FUND, INC.
                                      Statements of Stockholders' Equity
                                     Three Months Ended March 31, 1997 and
                                    Years Ended December 31, 1996 and 1995

                                                                     Accumulated
                                                                    Net Realized
                                                                    Gain (Losses)
                                                                        From       Unrealized Net
                                                      Accumulated     Sales And     Appreciation
                                        Additional        Net         Permanent    (Depreciation)
                              Common      Paid-In     Investment    Write-Downs          of           Net
                               Stock      Capital       (Loss)      Of Securities    Investments    Assets
                              ------    ----------   ------------   -------------   ------------  -----------
BALANCES AT
 DECEMBER 31, 1995            $6,403    $2,901,243   $(1,464,614)     $(212,485)    $  77,017     $1,307,564
                              ======    ==========   ============     ==========    ==========    ===========

Net investment loss               --            --      (428,689)             --            --      (428,689)
Net realized gain on
   sale of investments            --            --             --      1,549,196            --     1,549,196
Unrealized net depreciation
 of investments                   --            --             --             --      (97,339)       (97,339)
                              ------    ----------   ------------     ----------    ----------    -----------
BALANCES AT
 DECEMBER 31, 1996            $6,403    $2,901,243   $(1,893,303)     $1,336,711    $ (20,322)    $2,330,732
                              ======    ==========   ============     ==========    ==========    ===========

Net investment loss               --            --       (80,150)             --            --       (80,150)
Net realized gain
   on sale of investments         --            --             --        478,541             -       478,541
Unrealized net depreciation
 of investments                   --            --             --             --     (116,629)      (116,629)
                              ------    ----------   ------------     ----------    ----------    -----------
BALANCES AT
 MARCH 31, 1997               $6,403    $2,901,243   $(1,973,453)     $1,815,252    $(136,951)    $2,612,494
                              ======    ==========   ============     ==========    ==========    ===========

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS


                                              For the              For the
                                        Three Months Ended   Three Months Ended
                                          March 31, 1997       March 31, 1996
                                            (Unaudited)          (Unaudited)
                                        ------------------    -----------------
Increase (decrease) in net assets
 from investment activities:
  Net investment loss                      $   (80,150)          $   (67,370)

  Net realized gain from investments            90,065                97,190

  Net realized gain from building              388,476

  Net unrealized depreciation of
    investments                               (116,629)             (183,149)
                                           ------------          ------------
  Net increase (decrease) in net
    assets from investment activities          281,762              (153,329)

  Net assets at beginning of year            2,330,732             1,307,564
                                           ------------          ------------

  Net asset at end of year                 $ 2,612,494           $ 1,154,235
                                           ============          ============

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------
     (a)  Organization and Basis of Presentation.
          --------------------------------------
          The Rockies Fund, Inc. (the "Fund" or the "Company") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Fund is registered under the Investment Fund Act of 1940 as a business development company.

          The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items (except as discussed in Note 3). Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

     (b)  Investment Valuation and Transactions.
          -------------------------------------
          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued at the last sales price on the valuation date or, absent a last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

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

          Securities transactions are accounted for on a trade date basis. Where possible, realized gains and losses on the sales of investments are determined using the specific identification method. If the specific identification method cannot be utilized, realized gains and losses are determined using the first in-first out method. Substantially all of the Fund's investments are non-income producing.

     (c)  Income Taxes.
          ------------
          As a business development Fund, the Fund is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally realized and unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.

          Income tax payable consists of approximately $100,000 of federal and $18,000 of state taxes resulting from the 1996 net realized gain from sale of investments.


2.   PORTFOLIO SECURITIES
     --------------------

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------
     The Fund, at March 31, 1997, held 200,000 shares of American Educational Products, Inc. common stock, which shares are restricted as to sale, non-income producing and have been valued by the Board of Directors at their quoted market value of $.625 per share or $125,000. The Fund also held at March 31, 1997 common stock purchase warrants exercisable to purchase an additional 200,000 shares of common stock of American Educational Products, Inc. at an exercise price of $1.00 per share. The Fund valued these warrants at $0. The Fund does have certain registration rights relating to these shares and warrants.

     ASTEA INTERNATIONAL
     -------------------
     The Fund, at March 31, 1997, held 20,000 shares of Astea International common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $4.00 per share or $80,000.

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

     CABLE AND COMPANY WORLDWIDE
     ---------------------------
     The Fund, at March 31, 1997, held 110,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.40625 per share or $44,687.50.

     CORFACTS, INC.
     --------------
     The Fund, at March 31, 1997, held 200,000 shares of Corfacts, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.10 per share or $20,000.

     COVA TECHNOLOGIES
     -----------------
     The Fund at March 31, 1997 held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH
     ------
     The Fund, at March 31, 1997 held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on March 31, 1997. An extension agreement was signed on March 4, 1997 to extend this promissory note receivable to a month to month basis or until the Fund makes a written request for payment.

     ENHANCED SERVICES, INC.
     -----------------------
     The Fund, at March 31, 1997, held 8,500 shares of Enhanced Services, Inc. common stock which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $4.50 per share or $38,250.

     EXPLORATION COMPANY, THE
     ------------------------
     The Fund, at March 31, 1997, held 57,500 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $6.00 per share or $345,000.

     GEORGESON, PHIL
     ---------------
     The Fund, at March 31, 1997 held a note receivable from Phil Georgeson in the amount of $9,962.78. The note is secured by 10,500 shares of National Equities Holdings, Inc. common stock, accrues interest at the rate of 12% per year and is due on demand.

     GLOBAL CASINOS, INC.
     --------------------
     The Fund, at March 31, 1997, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued by the Board of Directors at their quoted market price of $3.625 per share, or $64,090.01. The Fund, at March 31, 1997, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share anytime after November 1, 1997. The Fund holds a second note receivable from Global Casinos in the amount of $40,843.70, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. The Fund also owns 35,000 Global warrants exercisable at $6.00, 35,000 warrants exercisable at $7.00 and 35,000 warrants exercisable at $8.00 per share, all of which expire as of February 1, 1998 and are valued at $0.

     GUARDIAN TECHNOLOGIES, INC.
     ---------------------------
     The Fund, at March 31, 1997 held 296,600 shares of Guardian Technologies common stock, which shares are restricted due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.71875 per share or $213,181.25. The Fund also held warrants exercisable to purchase an additional 411,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.0625 each or $25,687.

     IMAGE MATRIX CORPORATION
     ------------------------
     The Fund, at March 31, 1997 held 10,000 units of Image Matrix Corporation, which units are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.8125 per unit or $28,125.

     KINETIKS.COM
     ------------
     The Fund, at March 31, 1997 held 103,500 shares of Kinetiks.com common stock, which shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.375 per share or $38,812.50. The Fund also held warrants to purchase and additional 100,000 shares of Kinetics.com common stock at an exercise price of $.25 per share. The warrants have been valued by the Board of Directors at $.125 or $12,500 which represents the difference between the exercise price of the warrants and the market price of the common stock. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and an additional 50,000 warrants for each 30-day period that it goes unpaid.

     LAND RESOURCE CORPORATION
     -------------------------
     The fund, at March 31, 1997 held 10,000 shares of Land Resource Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each or $10,000.

     LASER RECORDING SYSTEMS, INC.
     -----------------------------
     The Fund, at March 31, 1997, held 100,000 shares of Laser Recording Systems, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.02 per share or $2,000.

     LOAN OAK VINEYARDS, INC.
     ------------------------
     The Fund, at March 31, 1997 held 35,000 share of Loan Oak Vineyards common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each or $35,000.

     MARCO FOODS, INC.
     -----------------
     The Fund, at March 31, 1997 held a note receivable from Marco Foods in the amount of $97,550, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     NS PROPERTIES
     -------------
     The Fund, at March 31, 1997 held a note receivable from NS Properties in the amount of $20,000, which note is unsecured, accrues interest at the rate of 8% per year and is due January 2, 1998.

     NAVIDEC, INC.
     -------------
     The Fund, at March 31, 1997, held 1,811 shares of Navidec common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $5.125 per share or $9,281.38. The Fund also held warrants to purchase an additional 6,072 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.625 per share or $3,795.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------
     At March 31, 1997, the Fund held 135,191 shares of Optimax Industries, Inc. common stock, which shares are restricted as to sale due to a lock-up agreement and the Company being an affiliate, are non-income producing, and have been valued at their quoted market price of $2.75 per share or $371,775.25. The Fund also held warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.75 each or $9,375.

     ORGANIC SOLUTIONS, INC.
     -----------------------
     The Fund, at March 31, 1997 held 50,000 share of Organic Solutions common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.875 per share or $$43,750.

     PACIFIC BIOMETRICS, INC.
     ------------------------
     The Fund, at March 31, 1997, held 12,500 shares of Pacific Biometrics, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $1.875 or $25,000.

     POORE BROTHERS, INC.
     --------------------
     The Fund, at March 31, 1997, held 4,000 shares of Poore Brothers, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $2.875 or $12,000.

     RACOM SYSTEMS, INC.
     -------------------
     The Fund, at March 31, 1997 held 10,000 share of Racom Systems common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.75 per share or $27,500. The Fund also held warrants to purchase an additional 10,000 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 each or $5,000.

     REDWOOD BROADCASTING, INC.
     --------------------------
     The Fund, at March 31, 1997 held 5,000 shares of Redwood Broadcasting common stock, which shares are unrestricted as to sale, non-income producing, and have been valued by the Board of Directors at $1.50 per share or $7,500.

     S&P 500
     -------
     The Fund, at March 31, 1997, held 4,000 puts against the S&P 500 at 550. The puts are unrestricted as to sale and expire on December 20,1997. They have been valued at their quoted market price of $1.50 or $6,000. The Fund, at March 31, 1997, also held 4,000 puts against the S&P 500 at 600. The puts are unrestricted as to sale and expire on December 20,1997. They have been valued at their quoted market price of $4.25 or $17,000.

     SHIVA CORPORATION
     -----------------
     The Fund, at March 31, 1997, held 2,630 shares of Shiva Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $8.75 per share or $23,012.50. The shares had previously been held in escrow pending the completion of certain performance requirements by Airsoft, Inc.

     SHOPSMITH
     ---------
     The Fund, at March 31, 1997, held 20,000 shares of Shopsmith common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.4375 per share or $48,750.

     SOUTHSHORE CORPORATION
     ----------------------
     At March 31, 1997, the Fund held 17,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 per share or $8,700.

     TAMPA BAY CORPORATION
     ---------------------
     The Fund, at March 31, 1997, held 15,000 shares of Tampa Bay Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.75 per share or $11,250.

     TELS CORPORATION
     ----------------
     The Fund, at March 31, 1997, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.53125 per share or $15,937.50.

     TOPRO, INC.
     -----------
     The Fund, at March 31, 1997, held 55,000 shares of Topro, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $1.3125 per share or $72,186.50.

     TRAINING DEVICES, INC.
     ----------------------
     The Fund, at March 31, 1997 held 20,000 share of Training Devices common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.25 per share or $25,000.

     USASURANCE GROUP
     ----------------
     The Fund, at March 31, 1997, held 61,500 shares of Usasurance Group common stock, which shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $3.00 or $184,500.

     WHITEWING LABS
     --------------
     The Fund, at March 31, 1997 held 20,000 share of Whitewing Labs common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.75 per share or $15,000.


3.   REAL ESTATE OPERATIONS
     ----------------------
     Effective March 31, 1997, the Rockies Fund, Inc. consummated the sale of its 26,000 square foot commercial office building located at 4465 Northpark Drive, Colorado Springs, Colorado (the "Building"). The sale price for the building was $1,080,000, which was paid in cash at closing. The proceeds received were utilized in part to pay approximately $452,000 of mortgage and other debt. This transaction resulted in a net gain of approximately $388,000.

     In a concurrent transaction structured to qualify as a tax-free reorganization under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997 consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000, which was paid in cash on April 1, 1997 at the time of closing utilizing a portion of the proceeds realized by the Fund from the sale of the Building. The Fund intends to hold this new real estate as a wholly owned subsidiary called Strategic Properties, Inc..

     The Fund plans to occupy its current executive office space located in the Building under a lease with the new owners, Northpark, L.L.C. for $900 a month until the first phase of the commercial building development on the Property located on Woodman Road is completed.

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


4.   CONTINGENCIES
     -------------

     Securities and Exchange Commission Investigation:

          During 1996 and 1995, the Fund received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation by the SEC which began in 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of one of its officers.

          In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain alleged violations of federal securities laws.

          The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and, at the SEC's request, the Fund supplemented its submission in December 1996. The SEC has not responded to the Fund's submissions and has not advised the Fund of any timetable for the SEC staff to make its final determination about whether to recommend an enforcement action.

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


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996
-----------------------------------------------------------------------------
          During the three months ended March 31, 1997, the Fund liquidated certain securities, including 2,500 shares of Alouette Cosmetics, 215,000 shares of Brassie Golf, 78,000 shares of Cable & Co., 35,000 shares of Cell Robotics International, 10,500 shares of The Exploration Co., 79,400 shares of Healthwatch, 1,500 shares of JT's Restaurants, 7,500 warrants of Pacific Biometric, 1,000 shares of Progress Software, 20,825 shares of S2 Golf and
10,000 shares of Tampa Bay.   The Fund also purchased and subsequently sold
several securities within the three months ended March 31, 1997 for a total realized gain of $7,253. The proceeds received from the liquidation of these securities allowed the Fund to add a limited number of new investments to the Fund's portfolio, including the following:

          During the three months ended March 31, 1997, the Fund acquired 296,000 shares and 411,000 warrants of Guardian Technologies, Inc. for a total investment of $161,455; 100,000 warrants of Kinetiks.com for a total investment of $0.00; 10,000 shares of Land Resources Corporation for a total investment of $10,000; 35,000 shares of Lone Oak Vineyards, Inc. for a total investment of $35,000; 12,144 shares of Navidec for a total investment of $7,705; 20,000 shares of Training Devices, Inc. for a total investment of $25,000; 2,500 shares of Usassurance Group for a total investment of $8,750; 110,000 shares of Cable & Company Worldwide for a total investment of $73,167; 6,000 shares of Enhanced Services for a total investment of $20,213; 50,000 shares of The Exploration Company for a total investment of $250,000; 50,000 shares of Organic Solutions, Inc. for a total investment of $50,402; 5,000 shares of Pacific Biometric, Inc. for a total investment of $17,344; 10,000 shares and 10,000 warrants of Racom Systems for a total investment of $47,500; 5,000 shares of Redwood Broadcasting for a total investment of $0.0; 10,000 shares of Tampa Bay for a total investment of $9,525; 47,500 shares of Topro, Inc. for a total investment of $60,088; and 20,000 shares of Whitewing Labs for a total investment of $31,350.

          The Fund has added 17 investments to its portfolio contributing to the increased value of restricted and unrestricted securities from $1,841,093 as of December 31, 1996 to $2,044,683 as of March 31, 1997, an increase of $203,590 or 11% .

          Notes receivable, current, increased from $138,404 as of December
31, 1996 to $231,671 as of March 31, 1997, an increase of $93,267 or 67%, due primarily to the Fund receiving payments or shares for $85,000 and subsequently acquiring $183,393 in new notes. As a result accrued interest receivable increased approximately 37% during the 1st Quarter 1997. Cash held by related parties and other increased from $499,404 as of December 31, 1996 to $614,157 as of March 31, 1997, an increase of $114,753 or 22%, $390,000 of cash being held by related parities was held in escrow as of March 31, 1997 for the purchase of the undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado.

          Total current assets therefor increased from $2,530,571 at December 31, 1996 to $2,919,818 at March 31, 1997, an increase of $389,247 or 15%.

          During the quarter ended March 31, 1997, the Fund sold its office building for a net gain. As a result, total property and equipment decreased from $764,521 as of December 31, 1996 to $8,687 as of March 31, 1997, a
decrease of $755,834 or 98%.

          The Fund, as of March 31, 1997 had a note receivable outstanding with its affiliate, Global Casinos, for $175,000, accruing interest at 8% and convertible to Global Casinos shares at $5.00 per share.

          Based on the foregoing, total assets decreased from $3,470,092 on December 31, 1996 to $3,103,505 on March 31, 1997, a decrease of $366,587 or
11%.

          Total liabilities decreased significantly from $1,139,360 as of December 31, 1996 to $491,011 as of March 31, 1997, a reduction of $648,349 or 57%. The reduction in liabilities were mainly contributable to the sale proceeds of the Northpark office building and utilizing investment sale proceeds to pay off debt. Payables to related parties were paid off by March 31, 1997 as had a balance of $153,566 as of December 31, 1996. Payables for investment securities were reduced by $16,822 or 14%, accrued liabilities reduced $41,601 or 51% and accrued interest payable reduced $3,322 or 45%. Liabilities related to the sale of the Northpark office building were mortgage note payable, current portion, security deposits, other liabilities (due to lessee) and the State Bank and Trust line of credit secured by the Fund's office building, reducing liabilities by $518,190.

          The Fund still holds a $75,000 line of credit with a balance of $74,500 as of March 31, 1997 that accrues interest at 9.5% secured by the Fund's Optimax Industries security.

          Offsetting against the reduction in liabilities was an increase in account payable trade of $25,073 or 108% and notes payable other by $60,139 or 155%. Accrued income taxes remained outstanding as of March 31, 1997.

          Based on the foregoing, Net Asset Value increased during the three months ended March 31, 1997, from $2,330,732 at December 31, 1996, to $2,612,494 at March 31, 1997, an increase of $281,762 or nearly 12%. Net assets per common share increased from $3.64 per share at December 31, 1996, to $4.08 per share on March 31, 1997, an increase of $0.44.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
-----------------------------------------------------------------------------
          The Fund's income/revenue for the three months ended March 31, 1997, was $63,963, an increase of $20,166 or 46% compared with the same period in 1996. This increase in income/revenue was due to the Fund's office building being fully leased and interest earned on the proceeds from the sale of securities. Expenses increased from $111,167 as of March 31, 1996 to $144,116 as of March 31, 1997, an increase of $32,949 or 30%. Contributing to the increase in expenses were an increase in custodian fees of $3,559, directors fees of $2,000, travel and entertainment of 156%, office expenses of 170%, building expenses of 44%, investment expense of 1,264% and donations of $2,410.
 The increase in expense were mainly attributed to brokerage fees expensed in the 1st quarter of 1997, a board of directors meeting held during the 1st quarter of 1997, an increase in travel related to venture capital investments, an increase in office expenses, mainly advertising, increased building expenses due to the building being fully leased and closing costs related to the sale, an increase in investment expenses due to investor relations expenses, and donations made during quarter 1, 1997.

          Based on the foregoing, the Fund reported a net investment loss for the three months ended March 31, 1997, of $(80,153), an increase of 19% when compared to the net investment loss of $(67,370) incurred during the same period in 1996.

          The Fund's net realized gain from sales of investments and the sale of the Northpark office building was $478,541 as of March 31, 1997, an increase of $381,351 or 392%, compared to a realized gain of $97,190 as of March 31, 1996. Net realized gain from sales of investments were mainly contributable to the gain on The Exploration Co. of $43,069, the Healthwatch gain of $26,279 and to the gain on Cable & Company of $15,903. The sale of the Northpark office building provided the Fund with a net realized gain of $338,476. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $66,542 or 36% from an unrealized net loss of $(183,149) as of March 31, 1996 to an unrealized net loss of $(116,607) as of March 31, 1997.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.

                          PART 1.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS

               During the beginning of 1996, the Fund received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund was notified by the Commission's Staff that it intends to request that the Commission commence an administrative proceeding against the Fund and its directors based upon certain transactions in securities formerly included in the Fund's securities portfolio. The Fund has responded to Commission with a written submission which sets forth why there exists no basis in fact or law for such a proceeding. It is impossible to predict whether the staff will recommend a proceeding against the Fund or any of its directors, and if such a recommendation is made, whether the Commission will authorize the institution of a proceeding. There can be no assurance of the outcome of this matter or the ultimate effect on the Fund's financial position.

               Other than the foregoing, the Fund is not a party to any material pending legal proceedings.

     ITEM 2.   CHANGES IN SECURITIES

               None.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES

               There have been no defaults on any securities. The Fund has no obligations with regard to dividends and no preferred stock is outstanding.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               EXHIBITS
               --------
               27.0      Financial Data Schedule for Investment Companies

               REPORTS ON FORM 8-K
               -------------------
               On April 15, 1997, the Company filed a Current Report on Form-K dated March 31, 1997, related to the sale by the Company of a 26,000 square foot commercial office building located at 4465 Northpark Drive, Colorado Springs, Colorado, and the acquisition, in a concurrent transaction structured to qualify as a tax-free reorganization under Section 10315 of the Internal Revenue Code of 1986, as amended, of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado, upon which the Company plans to develop two commercial office buildings.

            That report included:

               Item 2:   Acquisition and Disposition of Assets

               Item 7:   Financial Statements and Exhibits

                         (b) Proforma Financial Information

                         (c) Exhibits

                             10.1 Commercial Contract to Buy and Sell Real Estate dated February 24, 1997

                             10.3       Seller's Closing Schedule

                             10.4       Buyer's Closing Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   THE ROCKIES FUND, INC.



Dated:    May 15, 1997             By:  /s/ Stephen G. Calandrella
       -----------------------          ----------------------------------
                                        Stephen G. Calandrella, President



Dated:    May 15, 1997             By:  /s/Barbara A. Hamstad
       -----------------------          ----------------------------------
                                        Barbara A. Hamstad
                                        Principal Accounting Officer