Form 10-Q
period 1997-06-30
ROCKIES FUND INC
filed 1997-08-19
CIK 725260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                      INDEX


PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Statement of Assets and Liabilities at June 30, 1997 (unaudited) and December 31, 1996 (audited)

                    Schedule of Investments and Restricted Securities
                    (unaudited)

                    Statement of Operations for the Three Months Ended June 30, 1997 and June 30, 1996 (unaudited)

                    Statement of Operations for the Six Months Ended June 30, 1997 and June 30, 1996 (unaudited)

                    Statements of Stockholders' Equity for the Three Months Ended June 30, 1997 (unaudited), and Years Ended December 31, 1996 and 1995 (audited)

                    Statement of Changes in Net Assets as of June 30, 1997 and June 30, 1996 (unaudited)

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

            Item 3. Defaults Upon Senior Securities

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 5. Other Information

            Item 6. Exhibits and Reports on Form 8-K

                         PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. (the "Fund" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items (except as discussed in Note 3). Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

                             THE ROCKIES FUND, INC.
                       STATEMENT OF ASSETS AND LIABILITIES
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                     June 30,        December 31,
                                                       1997              1996
                                                    (unaudited)        (audited)
                                                   -------------     ------------
ASSETS
------
Investments at value
 (See accompanying schedule):
  Restricted and unrestricted securities             $ 1,806,633     $ 1,841,093
  Notes receivable                                       279,884         138,404
                                                     ------------    ------------
                                                       2,086,517       1,979,497

Cash:
  Held by related party                                  146,629         391,698
  Held by others                                           2,520         107,706
  Accrued interest receivable held by others              26,373          12,789
  Receivables from investees                               1,332          23,072
  Other assets                                             1,123          15,809
                                                     ------------    ------------
    Total Current Assets                               2,264,494       2,530,571
                                                     ------------    ------------
Property & Equipment:
  Land                                                   390,000         102,775
  Land Development                                        62,582               0
  Building                                                     0         633,496
  Leasehold improvements                                       0          86,614
  Equipment                                                1,484           1,484
  Furniture and fixtures                                   7,255          12,461
  Automobile                                              15,162               0
                                                     ------------    ------------
                                                         476,483         836,830

Less Accumulated Depreciation                             (4,023)        (72,309)
                                                     ------------    ------------
                                                         472,460         764,521
                                                     ------------    ------------
Investment in long term note receivable
 related party                                           175,000         175,000
                                                     ------------    ------------
TOTAL ASSETS                                           2,911,954       3,470,092


                             THE ROCKIES FUND, INC.
                       STATEMENT OF ASSETS AND LIABILITIES
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Continued)

                                                     June 30,       December 31,
                                                       1997             1996
                                                    (unaudited)       (audited)
                                                   ------------     -------------
LIABILITIES
-----------
Payables:
  Trade                                               $    52,349    $    23,152
  Related parties                                               0        153,566
  Investment securities purchased                               0        116,882
Accrued liabilities                                        43,457         82,408
Accrued income taxes                                      118,000        118,000
Accrued interest payable                                    8,574          7,428
Notes payable
  Related parties                                         344,500          6,500
  Mortgage note, current portion                            2,842         43,087
  Other                                                    60,170         38,734
Borrowings under lines of credit                           74,500        174,500
                                                     ------------    ------------

    Total Current Liabilities:                            704,392        764,257

Security deposits                                                          7,254
Other liabilities                                                         52,500
Mortgage note, less current portion                         9,718        315,349
                                                     ------------    ------------
    Total Liabilities                                     714,110      1,139,360

NET ASSETS and STOCKHOLDER'S EQUITY                   $ 2,197,845    $ 2,330,732
-----------------------------------                   ===========    ===========
(Equivalent to $3.43 per share at June 30,
 1997 and $3.64 per share at Dec. 31, 1996)

COMPONENTS OF NET ASSETS
------------------------
Common Stock, $.01 par value, Authorized
 5,000,000 shares; 640,256 issued and outstanding    $     6,403     $     6,403
                                                     ------------    ------------
Additional paid-in capital                             2,901,243       2,901,243
                                                     ------------    ------------
Accumulated (deficit):
  Accumulated net investment loss                     (2,067,541)     (1,893,303)
  Accumulated net realized gain (losses) from          1,756,242       1,336,711
   sales and permanent write-downs of securities
  Unrealized net (depreciation) of investments          (398,502)        (20,322)
                                                     ------------    ------------
Total accumulated deficit                               (709,801)       (576,914)
                                                     ------------    ------------
NET ASSETS                                           $ 2,197,845     $ 2,330,732
                                                     ============    ============

THE ROCKIES FUND, INC.
Schedules of Investments
June 30, 1997 and March 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                                                        FAIR             FAIR
                                                    INITIAL       ** COST AT          VALUE AT         VALUE AT
                                                  INVESTMENT       JUNE 30,           JUNE 30,         MARCH 31,
   COMPANY                    POSITION               DATE            1997               1997             1997
--------------------------------------------------------------------------------------------------------------
RESTRICTED SECURITIES:
---------------------
American Educational     40,000 common stock             Sep-96      200,000.00        225,000.00      125,000.00
 Products, Inc.* ***     40,000 warrants (ex. @ $4.50)   Sep-96            0.00              0.00            0.00
                         40,000 warrants (ex. @ $10.00)                  Jun-97              0.00           0.00
                           -
                                                                  --------------    --------------    -----------
                                                                     200,000.00        225,000.00      125,000.00

Bear Star, LLC*          5% partnership interest         Nov-94            0.00              0.00            0.00

COVA Technologies*       917 common stock                Jul-96       20,035.00         20,035.00       20,035.00

Global Casinos, Inc.*    3,800 common stock              Nov-93       76,000.00         10,687.50       13,775.00
                         4,331 common stock              Jan-94       50,068.21         12,180.94       15,699.88
                         1,724 common stock              Jan-94       19,931.79          4,848.75        6,249.50
                         1,250 common stock              Feb-94       25,000.00          3,515.63        4,531.25
                         75 common stock                 Mar-94            0.00            210.94          271.88
                         500 common stock                Oct-94       10,000.00          1,406.25        1,812.50
                         5,000 common stock              Feb-96       17,207.50         14,062.50       18,125.00
                         1,000 common stock              Mar-96        3,125.00          2,812.50        3,625.00
                         105,000 warrants                Nov-96            0.00              0.00            0.00
                                                                  --------------    --------------    -----------
                                                                     201,332.50         49,725.01       64,090.01

Guardian Technologies,
  Inc.*                  8,333 common stock              Feb-97        8,750.00         11,457.88       17,968.75
                         90,533 common stock             Mar-97      126,450.00        124,482.88      195,212.50
                         5,000 common stock              Jun-97        6,260.00          6,875.00              -
                         137,000 warrants                Mar-97       26,255.00          8,562.50       25,687.50
                                                                  --------------    --------------    -----------
                                                                     167,715.00        151,378.26      238,868.75

Kinetiks.com*            10,000 common stock             Sep-96       38,125.00          3,125.00        3,750.00
                         11,000 common stock             Oct-96       24,312.50          3,437.50        4,125.00
                         20,000 common stock             Nov-96       12,187.50          6,250.00        7,500.00
                         62,500 common stock             Dec-96       44,851.88         19,531.25       23,437.50
                         50,000 warrants                 Feb-97            0.00          3,125.00        6,250.00
                         50,000 warrants                 Mar-97            0.00          3,125.00        6,250.00
                         50,000 warrants                 Apr-97            0.00          3,125.00              -
                         50,000 warrants                 May-97            0.00          3,125.00              -
                         50,000 warrants                 Jun-97            0.00          3,125.00              -
                                                                  --------------    --------------    -----------
                                                                     119,476.88         47,968.75       51,312.50

Land Resource
  Corporation*           10,000 common stock             Mar-97       10,000.00         10,000.00       10,000.00

Lone Oak Vineyards,
  Inc.                   35,000 common stock             Feb-97       35,000.00         35,000.00       35,000.00

Navidec                  1,811 common stock              Feb-97        7,705.20         11,092.38        9,281.38
                         6,072 warrants                  Feb-97            0.00          4,744.05        3,795.00
                                                                  --------------    --------------    -----------
                                                                       7,705.20         15,836.43       13,076.38

Optek Music              175,000 preferred stock         Apr-97       35,000.00         35,000.00              -

Optimax Industries,
  Inc.*                  135,191 common stock            Jun-94      162,229.20         92,943.81      371,775.25
                         12,500 warrants                 Sep-93            0.00          3,125.00        9,375.00
                                                                  --------------    --------------    -----------
                                                                     162,229.20         96,068.81      381,150.25

Power Surge, Inc.        20 common stock                 May-97      300,000.00        300,000.00              -

Southshore
  Corporation***         7,400 common stock              Mar-94       11,770.44          3,700.00        3,700.00
                         10,000 common stock             Dec-95        3,200.00          5,000.00        5,000.00
                                                                  --------------    --------------    -----------
                                                                      14,970.44          8,700.00        8,700.00

Training Devices, Inc.   20,000 common stock             Feb-97       25,000.00         25,000.00       25,000.00

Usasurance Group*        15,000 common stock             Jul-96       94,550.00         37,500.00       45,000.00
                         10,000 common stock             Sep-96       62,750.00         25,000.00       30,000.00
                         2,500 common stock              Oct-96       12,375.00          6,250.00        7,500.00
                         31,500 common stock             Dec-96       73,777.00         78,750.00       94,500.00
                         2,500 common stock              Jan-97        8,750.00          6,250.00        7,500.00
                         2,500 common stock              Jun-97        2,066.25          6,250.00              -
                                                                  --------------    --------------    -----------
                                                                     254,268.25        160,000.00      184,500.00

Total Restricted Securities                                        1,552,732.47      1,179,712.26    1,156,732.89


UNRESTRICTED SECURITIES:
-----------------------
Astea International      5,000 common stock              Sep-96               -                 -       20,000.00
                         5,000 common stock              Nov-96               -                 -       20,000.00
                         10,000 common stock             Feb-97       54,875.00         28,125.00       40,000.00
                         5,000 common stock              Jun-97       16,354.41         14,062.50              -
                                                                  --------------    --------------    -----------
                                                                      71,229.41         42,187.50       80,000.00

Cable & Company
  Worldwide              40,000 common stock             Jan-97       27,200.00         11,252.00       16,250.00
                         60,000 common stock             Jan-97               -                 -       24,375.00
                         10,000 common stock             Mar-97        5,165.00          2,813.00        4,062.50
                                                                  --------------    --------------    -----------
                                                                      32,365.00         14,065.00       44,687.50

Corfacts, Inc.           165,000 common stock            Jul-96       10,312.50         10,312.50       16,500.00
                         35,000 common stock             Jul-96               -                 -        3,500.00
                                                                  --------------    --------------    -----------
                                                                      10,312.50         10,312.50       20,000.00

Enhanced Services        1,000 common stock              Dec-96        3,665.00          3,250.00        4,500.00
                         1,500 common stock              Dec-96               -                 -        6,750.00
                         6,000 common stock              Jan-97       20,212.50         19,500.00       27,000.00
                                                                  --------------    --------------    -----------
                                                                      23,877.50         22,750.00       38,250.00

Exploration Company,
  The                    5,000 common stock              Oct-96       14,475.00         36,250.00       30,000.00
                         2,500 common stock              Oct-96               -                 -       15,000.00
                         50,000 common stock             Mar-97      250,000.00        362,500.00      300,000.00
                                                                  --------------    --------------    -----------
                                                                     264,475.00        398,750.00      345,000.00

Image Matrix             10,000 units (1com/1wrnt)       Jun-96               -                 -       28,125.00

Jayark Corporation       20,000 common stock             Apr-97        5,625.00          3,750.00              -

Laser Recording
  Systems, Inc.          100,000 common stock            Jun-95        5,050.00          2,000.00        2,000.00

Organic Solutions, Inc.  42,500 common stock             Feb-97       42,842.35         31,875.00       37,187.50
                         7,500 common stock              Feb-97               -                 -        6,562.50
                                                                  --------------    --------------    -----------
                                                                      42,842.35         31,875.00       43,750.00

Pacific Biometrics,
  Inc.                   7,500 common stock              Oct-96       36,252.00         12,656.25       15,000.00
                         5,000 common stock              Feb-97       17,343.75          8,437.50       10,000.00
                                                                  --------------    --------------    -----------
                                                                      53,595.75         21,093.75       25,000.00

Poore Brothers           4,000 common stock              Dec-96               -                 -       12,000.00

Racom Systems, Inc.      10,000 common stock             Mar-97               -                 -      27,500.00
                         10,000 warrants                 Mar-97               -                 -       5,000.00
                                                                  --------------    --------------    -----------
                                                                           0.00              0.00      32,500.00

Redwood Broadcasting,
  Inc.                   5,000 common stock              Feb-97            0.00          7,500.00       7,500.00

S&P 500                  10 puts Dec '97 550             Jul-96       10,530.54             62.50       1,500.00
                         10 puts Dec '97 550             Aug-96       11,291.41             62.50       1,500.00
                         20 puts Dec '97 550             Sep-96       16,852.35            125.00       3,000.00
                         40 puts Dec '97 600             Dec-96       40,120.00          2,750.00      17,000.00
                                                                  --------------    --------------    -----------
                                                                      78,794.30          3,000.00      23,000.00

Shiva Corporation        2,630 common stock              Dec-96            0.00         27,450.63      23,012.50

Shopsmith                10,000 common stock             Sep-96               -                 -      24,375.00
                         5,000 common stock              Oct-96       11,875.00         14,687.50      12,187.50
                         5,000 common stock              Oct-96               -                 -      12,187.50
                                                                  --------------    --------------    -----------
                                                                      11,875.00         14,687.50      48,750.00

Tampa Bay Corporation    5,000 common stock              Dec-96               -                 -       3,750.00
                         10,000 common stock             Jan-97               -                 -       7,500.00
                         25,000 common stock             May-97        5,467.50         7,812.50              -
                                                                  --------------    --------------    -----------
                                                                       5,467.50          7,812.50      11,250.00

TELS Corporation         20,000 common stock             Aug-96       12,812.50          5,626.00      10,625.00
                         10,000 common stock             Sep-96        5,937.50          2,810.00       5,312.50
                                                                  --------------    --------------    -----------
                                                                      18,750.00          8,436.00      15,937.50

Topro, Inc.              2,500 common stock              Sep-96               -                 -       3,281.00
                         2,500 common stock              Nov-96               -                 -       3,281.00
                         2,500 common stock              Dec-96               -                 -       3,281.00
                         2,500 common stock              Jan-97               -                 -       3,281.00
                         5,000 common stock              Feb-97               -                 -       6,562.50
                         35,000 common stock             Mar-97               -                 -      45,937.50
                         5,000 common stock              Mar-97               -                 -       6,562.50
                                                                  --------------    --------------    -----------
                                                                           0.00              0.00      72,186.50

Whitewing Labs           20,000 common stock             Jan-97       31,350.00         11,250.00      15,000.00
                                                                  --------------    -------------- --------------

Total Unrestricted Securities                                        655,609.31        626,920.38     887,949.00


OTHER SECURITIES:
----------------
Columbine Home Sales,
  LLC*                   Note Receivable, 10%            Dec-95            0.00          5,814.06       5,814.06

Damach                   Note Receivable,12%,
                           due 3/31/97                   Oct-96       32,500.00         32,500.00      32,500.00

Phil Georgeson           Note Receivable,12%,
                           due on demand                 Aug-96        6,789.55          6,789.55       9,962.78

Global Casinos, Inc.*    Note Receivable, 8%,
                           due 11/1/98                   Nov-96      175,000.00        175,000.00     175,000.00
                         Note Receivable, 9%,
                           due on demand                 Mar-97       40,843.70         40,843.70      40,843.70
                                                                  --------------    --------------  -------------
                                                                     215,843.70        215,843.70     215,843.70

Kinetiks.com*            Note Receivable, 10%,
                           due 3/30/97                   Feb-97       25,000.00         25,000.00      25,000.00

NS Properties            Note Receivable, 8%,
                           due 1/2/98                    Jan-97       20,000.00         20,000.00      20,000.00

Marco Foods, Inc.*       Note Receivable, 12%
                           due on demand                 Jan-97      142,637.50        142,637.50      97,550.00
                                                                  --------------    -------------- --------------

Total Other Securities                                               442,770.75        448,584.81     406,670.54
                                                                  --------------    -------------- --------------
TOTAL INVESTMENTS                                                  2,651,112.53      2,255,217.45   2,451,352.43

* These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during 1997.

**   After permanent write-downs.

***  Certain shares are free trading either under Rule 144 of the Securities
     Act of 1933 or as a result of demand registration rights

                 See accompanying notes to financial statements.

                             THE ROCKIES FUND, INC.
                             STATEMENT OF OPERATIONS
                                              For the              For the
                                        Three Months Ended   Three Months Ended
                                           June 30, 1997        June 30, 1996
                                            (Unaudited)          (Unaudited)
                                        ------------------   ------------------
INVESTMENT INCOME:
  Rental income                            $         0           $    38,913
  Consulting and other services                  1,735                (4,457)
  Interest and dividends                        10,377                   148
                                           ------------          ------------
      Total Income/Revenue                      12,112                34,605
                                           ------------          ------------
Expenses:
  Wages and salaries                            38,656                41,456
  Professional fees                             19,770                19,498
  Directors fees                                 2,000                     0
  Interest                                       6,960                 6,114
  Travel and entertainment                       6,202                 2,714
  Office                                        22,215                20,715
  Building expenses                                 21                29,168
  Investment expenses                            6,376                 3,143
  Donations                                      4,000                     0
    Bad Debt                                         0                 7,997
                                           ------------          ------------
                                               106,200               130,806

  Net investment loss                      $   (94,088)          $   (96,201)
                                           ============          ============
Net realized gain /loss from investments       (59,010)               36,593

Net unrealized appreciation (depreciation)
of investments:
  Beginning of period                         (136,951)             (106,134)
  End of period                               (398,502)            1,390,067
                                           ------------          ------------
  Net unrealized depreciation/
    appreciation of investments               (261,551)            1,496,201

Net gain (loss) from investments           $  (320,561)          $ 1,532,794
Net increase (decrease) in net assets      ============          ============
 resulting from operations                 $  (414,649)          $ 1,436,593
                                           ============          ============
Per share amounts:
  Net investment loss                           $(0.14)               $(0.15)
  Net realized gain /loss from investments       (0.09)                 0.05
  Net unrealized depreciation of investments     (0.40)                 2.33
                                           ------------          ------------
                                           $     (0.63)          $      2.23
                                           ============          ============

                             THE ROCKIES FUND, INC.
                             STATEMENT OF OPERATIONS
                                             For the               For the
                                        Six Months Ended      Six Months Ended
                                          June 30, 1997         June 30, 1996
                                           (Unaudited)           (Unaudited)
                                       ------------------    ------------------
INVESTMENT INCOME:
  Rental income                           $    51,427            $    76,829
  Consulting and other services                 1,886                  1,244
  Interest and dividends                       22,941                    329
                                          ------------           ------------
      Total Income/Revenue                     76,074                 78,402
                                          ------------           ------------
Expenses:
  Wages and salaries                           74,827                 84,522
  Professional fees                            24,063                 24,664
  Directors fees                                4,000                      0
  Interest                                     10,948                  9,432
  Travel and entertainment                     17,594                  6,895
  Office                                       53,654                 32,634
  Building expenses                            40,742                 62,092
  Investment expenses                          18,038                  3,736
  Donations                                     6,425                      0
  Bad Debt                                          0                  7,997
                                          ------------           ------------
                                              250,291                241,972

  Net investment loss                     $  (174,217)           $  (163,571)
                                          ============           ============

Net realized gain/loss from investments       419,531                133,783
  Net unrealized appreciation
  (depreciation) of investments:
    Beginning of period                       (20,322)                77,017
    End of period                            (398,502)             1,390,067
                                          ____________           ____________
  Net unrealized depreciation/
    appreciation of investments              (378,180)             1,313,050

Net gain (loss) from investments          $    41,351            $ 1,446,833
Net increase (decrease) in net
  assets resulting from operations        $  (132,866)           $ 1,283,262

Per share amounts:
  Net investment loss                     $     (0.27)           $     (0.25)
  Net realized gain/loss from
    investments                                  0.65                   0.20
  Net unrealized depreciation of
    investments                                 (.059)                 (2.05)
                                          ------------           ------------
                                          $       2.00           $     (0.21)
                                          ============           ============
/TABLE

                                             THE ROCKIES FUND, INC.
                                       Statements of Stockholders' Equity
                                      Three Months Ended June 30, 1997 and
                                     Years Ended December 31, 1996 and 1995
                                                                        Accumulated
                                                                       Net Realized
                                                                       Gain (Losses)
                                                                           From       Unrealized Net
                                                        Accumulated      Sales And     Appreciation
                                          Additional        Net          Permanent    (Depreciation)
                               Common       Paid-In     Investment     Write-Downs          of            Net
                                Stock       Capital       (Loss)       Of Securities    Investments     Assets
                               ------     ----------   ------------    -------------   ------------   -----------
BALANCES AT
 DECEMBER 31, 1995             $6,403     $2,901,243   $(1,464,614)      $(212,485)    $  77,017      $1,307,564
                               ======     ==========   ============      ==========    ==========     ===========
Net investment loss                --             --      (428,689)              --            --       (428,689)
Net realized gain on
 sale of investments               --             --             --       1,549,196            --      1,549,196
Unrealized net depreciation
 of investments                    --             --             --              --      (97,339)        (97,339)
                               ------     ----------   ------------      ----------    ----------     -----------
BALANCES AT
 DECEMBER 31, 1996             $6,403     $2,901,243   $(1,893,303)      $1,336,711    $ (20,322)     $2,330,732
                               ======     ==========   ============      ==========    ==========     ===========
Net investment loss                --             --       (80,150)              --            --        (80,150)
Net realized gain on
 sale of investments               --             --             --         478,541             -        478,541
Unrealized net depreciation
 of investments                    --             --             --              --     (116,629)       (116,629)
                               ------     ----------   ------------      ----------    ----------     -----------
BALANCES AT
 MARCH 31, 1997                $6,403     $2,901,243   $(1,973,453)      $1,815,252    $(136,951)     $2,612,494
                               ======     ==========   ============      ==========    ==========     ===========
Net Investment Loss                --             --       (94,088)              --            --        (94,088)
Net realized gain on
 sale of investments              ---            ---            ---        (59,010)           ---        (59,010)
Unrealized net depreciation
 of investment                    ---            ---            ---             ---     (261,551)       (261,551)

BALANCES AT JUNE 30, 1997     $6,404      $2,901,243   ($2,067,541)      $1,756,242    ($398,502)      $2,197,845
                              ======      ==========   ============      ==========    ==========      ==========

                             THE ROCKIES FUND, INC.
                       STATEMENT OF CHANGES IN NET ASSETS


                                                   For the            For the
                                              Six Months Ended   Six Months Ended
                                                June 30, 1997      June 30, 1996
                                                 (Unaudited)        (Unaudited)
                                              ----------------   ----------------
Increase (decrease) in net assets
 from investment activities:
  Net investment loss                           $  (174,217)        $  (163,571)

  Net realized gain/loss from investments           419,531             133,783

  Net unrealized depreciation of investments       (378,180)          1,313,050
                                                ____________        ____________
  Net increase (decrease) in net assets
    from investment activities                     (132,866)          1,283,262

  Net assets at beginning of year                 2,330,732           1,307,564
                                                ____________        ____________

  Net asset at end of period                    $ 2,197,845         $ 2,590,828
                                                ============        ============
/TABLE

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


     (b)  Investment Valuation and Transactions.
          -------------------------------------
          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued , at the closing bid price on the valuation date. Securities traded in the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

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

     (c)  Income Taxes.
          ------------
          As a business development company, the Fund is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally realized and unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.

          Income tax payable consists of approximately $100,000 of federal and $18,000 of state taxes resulting from the 1996 net realized gain from sale of investments.


2.   PORTFOLIO SECURITIES
     --------------------

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------
     The Fund, at June 30, 1997, held 40,000 shares of American Educational Products, Inc. common stock, after giving effect to a one-for-five (1:5) reverse stock split, which shares are restricted as to sale, non-income producing and have been valued by the Board of Directors at their quoted market price of $5.625 per share or $225,000. The Fund also held at June 30, 1997 common stock purchase warrants exercisable to purchase an additional 40,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $0.00 because they cannot be exercised until after September 23, 1997. The Fund also held at June 30, 1997 common stock purchase warrants exercisable to purchase an additional 40,000 shares at an exercise price of $10.00 per share. The Board of Directors valued these warrants at $0.00. The Fund does have certain registration rights relating to these shares and warrants.

     ASTEA INTERNATIONAL
     -------------------
     The Fund, at June 30, 1997, held 15,000 shares of Astea International common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.8125 per share or $42,187.50.

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

     CABLE AND COMPANY WORLDWIDE
     ---------------------------
     The Fund, at June 30, 1997, held 50,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.28125 per share or $14,065.

     CORFACTS, INC.
     --------------
     The Fund, at June 30, 1997, held 165,000 shares of Corfacts, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.06 per share or $10,312.50.

     COVA TECHNOLOGIES
     -----------------
     The Fund at June 30, 1997 held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH
     ------
     The Fund, at June 30, 1997 held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on June 30, 1997. An extension agreement was signed on March 4, 1997 to extend this promissory note receivable to a month to month basis or until the Fund makes a written request for payment.

     ENHANCED SERVICES, INC.
     -----------------------
     The Fund, at June 30, 1997, held 7,000 shares of Enhanced Services, Inc. common stock which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $3.25 per share or $22,750.

     EXPLORATION COMPANY, THE
     ------------------------
     The Fund, at June 30, 1997, held 55,000 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $7.25 per share or $398,750. These share have been pledged as collateral securing a $300,000 note payable to Merit Broadcasting.

     GEORGESON, PHIL
     ---------------
     The Fund, at June 30, 1997 held a note receivable from Phil Georgeson in the amount of $9,962.78. The note is secured by 7,000 shares of National Equities Holdings, Inc. common stock, accrues interest at the rate of 12% per year and is due on demand.

     GLOBAL CASINOS, INC.
     --------------------
     The Fund, at June 30, 1997, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued by the Board of Directors at their quoted market price of $2.8125 per share, or $49,725. The Fund, at June 30, 1997, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share anytime after November 1, 1997. The Fund holds a second note receivable from Global Casinos in the amount of $40,843.70, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. The Fund also owns 35,000 Global warrants exercisable at $6.00, 35,000 warrants exercisable at $7.00 and 35,000 warrants exercisable at $8.00 per share, all of which expire as of February 1, 1998 and have been valued at $0 by the Board of Directors.

     GUARDIAN TECHNOLOGIES, INC.
     ---------------------------
     The Fund, at June 30, 1997 held 103,867 shares of Guardian Technologies common stock, after giving effect to a one-for-three (1:3) reverse split, which shares are restricted due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $1.375 per share or $142,815.76. The Fund also held warrants exercisable to purchase an additional 137,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $.0625 each or $8,562.50.

     JAYARK CORPORATION
     ------------------
     The Fund, at June 30, 1997 held 20,000 shares of Jayark Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.1875 per share or $3,750.

     KINETIKS.COM
     ------------
     The Fund, at June 30, 1997 held 103,500 shares of freely traded Kinetiks.com common stock, which shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.3125 per share or $32,343.75. The Fund also held warrants to purchase and additional 250,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The warrants have been valued by the Board of Directors at $.0625 or $16,625 which represents the difference between the exercise price of the warrants and the market price of the common stock. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and an additional 50,000 warrants for each 30-day period that it goes unpaid.

     LAND RESOURCE CORPORATION
     -------------------------
     The fund, at June 30, 1997 held 10,000 shares of Land Resource Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each or $10,000.

     LASER RECORDING SYSTEMS, INC.
     -----------------------------
     The Fund, at June 30, 1997, held 100,000 shares of Laser Recording Systems, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $.02 per share or $2,000.

     LOAN OAK VINEYARDS, INC.
     ------------------------
     The Fund, at June 30, 1997 held 35,000 share of Loan Oak Vineyards common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each or $35,000.

     MARCO FOODS, INC.
     -----------------
     The Fund, at June 30, 1997 held a note receivable from Marco Foods in the amount of $133,137.50, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     NS PROPERTIES
     -------------
     The Fund, at June 30, 1997 held a note receivable from NS Properties in the amount of $20,000, which note is unsecured, accrues interest at the rate of 8% per year and is due January 2, 1998.

     NAVIDEC, INC.
     -------------
     The Fund, at June 30, 1997, held 1,811 shares of Navidec common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $6.125 per share or $11,092.38. The Fund also held warrants to purchase an additional 6,072 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.78125 per share or $4,744.05.

     OPTEK MUSIC, INC.
     -----------------
     At June 30, 1997, the Fund held 175,000 shares of Optek Music preferred stock, which shares are restricted as to sale, non-income producing and have been valued by the Board of Directors at their cost of $.20 per shares or $35,000.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------
     At June 30, 1997, the Fund held 135,191 shares of Optimax Industries, Inc. common stock, which shares are restricted as to sale due to a lock-up agreement and the company being an affiliate. The shares have been valued at $.6875 per share or $92,943.81. The Fund also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.25 each or $3,125. The shares of Optimax are pledged as collateral securing the Fund's line of credit.

     ORGANIC SOLUTIONS, INC.
     -----------------------
     The Fund, at June 30, 1997 held 42,500 shares of Organic Solutions common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.75 per share or $$31,875.

     PACIFIC BIOMETRICS, INC.
     ------------------------
     The Fund, at June 30, 1997, held 12,500 shares of Pacific Biometrics, Inc. common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $1.6875 or $21,093.75.

     POWER SURGE, INC.
     -----------------
     The Fund, at June 30, 1997, held 20 shares of Power Surge, Inc. common stock, which shares are restricted as to sale, non-income producing and have been valued by the Board of Directors at their cost of $15,000 per share or $300,000. Said shares were purchased in exchange for assuming a $300,000 share of a 10 year 8% promissory note between the seller of the shares and a third party.

     REDWOOD BROADCASTING, INC.
     --------------------------
     The Fund, at June 30, 1997 held 5,000 shares of Redwood Broadcasting common stock, which shares are unrestricted as to sale, non-income producing, and have been valued by the Board of Directors at $1.50 per share or $7,500.

     S&P 500
     -------
     The Fund, at June 30, 1997, held 4,000 puts against the S&P 500 at 550. The puts are unrestricted as to sale and expire on December 20, 1997. They have been valued at their quoted market price of $.0625 or $250. The Fund, at June 30, 1997, also held 4,000 puts against the S&P 500 at 600. The puts are unrestricted as to sale and expire on December 20, 1997. They have been valued at their quoted market price of $.6875 or $2,750.

     SHIVA CORPORATION
     -----------------
     The Fund, at June 30, 1997, held 2,630 shares of Shiva Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $10.4375 per share or $27,450.63. The shares had previously been held in escrow pending the completion of certain performance requirements by Airsoft, Inc.

     SHOPSMITH
     ---------
     The Fund, at June 30, 1997, held 5,000 shares of Shopsmith common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.9375 per share or $14,687.50.

     SOUTHSHORE CORPORATION
     ----------------------
     At June 30, 1997, the Fund held 17,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 per share or $8,700.

     TAMPA BAY CORPORATION
     ---------------------
     The Fund, at June 30, 1997, held 25,000 shares of Tampa Bay Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.3125 per share or $7,812.50.

     TELS CORPORATION
     ----------------
     The Fund, at June 30, 1997, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.28125 per share or $8,436.

     TRAINING DEVICES, INC.
     ----------------------
     The Fund, at June 30, 1997 held 20,000 share of Training Devices common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.25 per share or $25,000.

     USASURANCE GROUP
     ----------------
     The Fund, at June 30, 1997, held 64,000 shares of Usasurance Group common stock, which shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $2.50 or $184,500.

     WHITEWING LABS
     --------------
     The Fund, at June 30, 1997 held 20,000 share of Whitewing Labs common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.5625 per share or $11,250.


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

     In a concurrent transaction structured to qualify as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997 consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000, which was paid in cash on April 1, 1997 at the time of closing utilizing a portion of the proceeds realized by the Fund from the sale of the Building. The Fund intends to hold this new real estate in a wholly owned subsidiary called Strategic Properties, Inc.

     The Fund plans to occupy its current executive office space located in the Building under a lease with the new owners, Northpark, L.L.C. for $900 a month.

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

                           FORWARD-LOOKING STATEMENTS
                           --------------------------
     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996
-----------------------------------------------------------------------------
          During the three months ended June 30, 1997, the Fund liquidated certain securities, including 10,000 shares of Asteal International, 35,000 shares of Corfacts, 1,500 shares of Enhanced Services, 2,500 shares of The Exploration Company, 10,000 shares of Image Matrix, 7,500 shares of Organic Solutions, 20,000 shares of Racom Systems, 15,000 shares of Tampa Bay Corp., 55,000 shares of Topro, and 4,000 shares of Poor Brothers. The proceeds received from the liquidation of these securities allowed the Fund to add a limited number of new investments to the Fund's portfolio, including the following:

          During the three months ended June 30, 1997, the Fund acquired
40,000 warrants of American Educational Products for a total investment of $0; 5,000 shares of Astea International for a total investment of $16,354; 5,000 shares of Guardian Technologies for a total investment of $13,125; 150,000 shares of Kinetiks for a total investment of $0.00; 175,000 shares of Optek Music for a total investment of $35,000; 20 shares of Power Surge for the total investment of $300,000; 25,000 shares of Tampa Bay for a total investment of $5,468 and 2,500 shares of Usassurance for a total investment of $2,066.

          The Fund has sold several investments in its portfolio contributing to the decreased value of restricted and unrestricted securities from $1,841,093 as of December 31, 1996 to $1,806,633 as of June 30, 1997, a
decrease of $34,460 or 01%.

          Current notes receivable increased from $138,404 as of December 31, 1996 to $279,884 as of June 30, 1997, an increase of $141,480 or 102%, due primarily to a new note receivable of approximately $143,000 due from Marco
Foods.   As a result accrued interest receivable increased $13,584 or 106% at
June 30, 1997. Cash held by related parties and others decreased from $499,404 as of December 31, 1996 to $149,149 as of June 30, 1997 utilized primarily to purchase undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado and related development expenses.

          Total current assets, therefore decreased from $2,530,571 at December 31, 1996 to $2,264,494 at June 30, 1997, a decrease of $266,077 or approximately 10%.

          During the six months ended June 30, 1997, the Fund sold its office building for a net gain and subsequently acquired commercial real estate property for $390,000, improvements for $62,582 and an automobile for $15,162. As a result, total property and equipment decreased from $764,521 as of December 31, 1996 to $472,460 as of June 30, 1997, a decrease of 292,061 or 38%.

          The Fund, as of June 30, 1997 had a note receivable outstanding with its affiliate, Global Casinos, for $175,000, accruing interest at 8% and convertible to Global Casinos shares at $5.00 per share.

          Based on the foregoing, total assets decreased from $3,470,092 on December 31, 1996 to $2,911,954 on June 30, 1997, a decrease of $558,138 or
16%.

          Total liabilities decreased significantly from $1,139,360 as of December 31, 1996 to $714,110 as of June 30, 1997, a reduction of $425,250 or 37%. The reduction in liabilities weas mainly attributable to the sale proceeds of the Northpark office building and utilizing investment sale proceeds to pay off debt. Payables to related parties were paid off by June 30, 1997 and had a balance of $153,566 as of December 31, 1996. Payables for investment securities were paid and had a balance of $116,882 as of December 31, 1996 and accrued liabilities decreased $38,951 or 47%. Liabilities related to the sale of the Northpark office building were mortgage note payable, current portion, security deposits, other liabilities (due to lessee) and the State Bank and Trust line of credit secured by the Fund's office building, reducing liabilities by $518,190.

          The Fund acquired a new note payable to Merit Broadcasting for $300,000 for the purchase of shares of Power Surge, Inc. and a long term liability of 9,718 for the purchase of a company automobile.

          The Fund still holds a $75,000 line of credit with a balance of $74,500 as of June 30, 1997 that accrues interest at 10.5% and is secured by the Fund's shares of Optimax Industries security.

          Based on the foregoing, Net Asset Value decreased during the six months ended June 30, 1997, from $2,330,732 at December 31, 1996, to $2,197,845 at June 30, 1997, a decrease of $132,887 or nearly 6%. Net assets per common share decreased from $3.64 per share at December 31, 1996, to $3.43 per share on June 30, 1997, a decrease of $0.21.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------
          The Fund's income/revenue for the three months ended June 30, 1997, was $12,112 a decrease of $22,493 or 64% compared with the same period in 1996. This decrease in income/revenue was due to the Fund's office building being sold and therefore producing no rental income during the 2nd quarter of 1997. Interest and dividend income increased however from $148 for the quarter ended June 30, 1996 to $10,377 for the quarter ended June 30, 1997 due to the increase of notes receivable.

Expenses decreased from $130,806 for the quarter ended June 30, 1996 to $106,200 for the quarter ended June 30, 1997, a decrease of $24,606 or 18%. Contributing to the decrease in expenses were a decrease in wages and salaries of 6%, building expenses of approximately 99%, as the building incurred minimal expenses due to the sale as of March 31, 1997, and no bad debts were incurred during the quarter ended June 30, 1997.

          Based on the foregoing, the Fund reported a net investment loss for the three months ended June 30, 1997, of $(94,088), a decrease of 2% when compared to the net investment loss of $(96,201) incurred during the same period in 1996.

          The Fund's net realized loss from sales of investments was ($59,010) for the quarter ended June 30, 1997, a decrease of $95,603 or 261%, compared to a realized gain of $36,593 for the quarter ended June 30, 1996. . Unrealized net appreciation/depreciation relating to the current market value of securities being held by the Fund decreased $1,757,752 from an unrealized net gain of $1,496,201 for the quarter ended June 30, 1996 to an unrealized net loss of $(261,551) for the quarter ended June 30, 1997, due to the unrealized appreciation of the Shiva investment in 1996.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
---------------------------------------------------------------------------
          The Fund's income/revenue for the six months ended June 30, 1997 was $76,074 a decrease of $2,328 from $78,402 for the six months ended June 30, 1996. Rental income decreased due to the building being sold as of March 31, 1997. Interest income, however, increased due to interest earned on cash balances and notes receivable during 1997.

Expenses increased slightly from $241,972 for the six months ended June 30, 1996 to 250,291 for the six months ending June 1997. The increases in expenses were mainly attributable to the increase in directors fees, travel and entertainment, office expenses, investment expenses and donations.

The Fund had a net realized loss of ($174,217) for the six months ending June 30, 1997 compared to ($163,571) for the six months ending June 30, 1996. Net realized gains increased from $133,783 for the six months ending June 30, 1996 to $419,531 for the six months June 30, 1997 an increase of $285,748 or 214%. Net unrealized appreciation/depreciation of investments decreased significantly from $1,313,050 for the six months ending June 30, 1996 to $(378,180) for the six months ending June 30, 1997 a decrease of $1,691,230, due to the unrealized appreciation of the Shiva investment in 1996.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 30, 1997, The Rockies Fund held the regular annual meeting of shareholders. The proxy results were as follows:

     Proposal #1, election of Fund's Directors:

                                                     Votes
                                    Votes For       Withheld
                                    ---------       --------
     Stephen G. Calandrella          599,862           77
     Charles Powell                  599,752           187
     Clifford C. Thygesen            599,862           77


     Proposal #2, approval of accountants:

                                      Votes      Votes    Absten-
                                       For      Against    tions
                                     -------    -------   -------
     Gelfond, Hochstadt,
         Pangburn & Co.              589,011    10,378       550


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



Dated:    August 19, 1997                By:  /s/ Stephen G. Calandrella
       -----------------------           ----------------------------------
                                         Stephen G. Calandrella, President



Dated:    August 19, 1997                By:  /s/Barbara A. Hamstad
       -----------------------           ----------------------------------
                                         Barbara A. Hamstad
                                         Principal Accounting Officer