Form 10-Q
period 1997-09-30
ROCKIES FUND INC
filed 1997-11-18
CIK 725260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

                                      OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _______________ to _______________

                                             Commission file number 0-12444


                            THE ROCKIES FUND, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Nevada                                       84-0928022
-------------------------------              -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

4465 Northpark Drive, Colorado Springs, Colorado             80907
------------------------------------------------      -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (719) 590-4900
                                                      -------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Statement of Assets and Liabilities at September 30, 1997 (unaudited) and December 31, 1996 (audited)

               Schedule of Investments and Restricted Securities (unaudited)

               Statement of Operations for the Three Months Ended September 30, 1997 and September 30, 1996 (unaudited)

               Statement of Operations for the Nine Months Ended September 30, 1997 and September 30, 1996 (unaudited)

               Statements of Stockholders' Equity for the Nine Months Ended September 30, 1997 (unaudited), and Years Ended December 31, 1996 and 1995 (audited)

               Statement of Changes in Net Assets as of September 30, 1997 and September 30, 1996 (unaudited)

               Notes to Unaudited Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------
          The interim unaudited financial statements have been prepared by The Rockies Fund, Inc. (the "Fund" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consist only of normal recurring items. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


FORWARD LOOKING STATEMENTS
--------------------------
     In addition to historical information this Quarterly Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those factors discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on those forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                             September 30,    December 31,
                                                 1997             1996
                                              (unaudited)       (audited)
                                              -----------     ------------
ASSETS
------
Investments at value
  (See accompanying schedule):
    Restricted and unrestricted
      securities                             $ 2,087,008      $ 1,841,093
    Notes receivable                             334,822          138,404
                                             -----------      -----------
                                               2,421,830        1,979,497
Cash:
  Held by related party                                0          391,698
  Held by others                                   1,820          107,706
Accrued interest receivable                       38,161           12,789
Receivables from investees                           112           23,072
Other assets                                         584           15,809
                                             -----------      -----------
  Total Current Assets                         2,462,507        2,530,571
                                             -----------      -----------
Property & Equipment:
  Land                                           685,000          102,775
  Land Development                               129,242                0
  Building                                       305,000          633,496
  Leasehold improvements                               0           86,614
  Equipment                                            0            1,484
  Furniture and fixtures                           8,739           12,461
  Automobile                                      15,162                0
                                             -----------      -----------
                                               1,143,143          836,830
Less Accumulated Depreciation                     (4,929)         (72,309)
                                             -----------      -----------
  Total Property and Equipment                 1,138,214          764,521
                                             -----------      -----------
Investment in long term note
  receivable related party                       175,000          175,000

Investment in affiliate                          200,000                0
                                             -----------      -----------
                                                 375,000          175,000

TOTAL ASSETS                                   3,975,721         3,470,092
                                             ===========       ===========

                            THE ROCKIES FUND, INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (Continued)
                                             September 30,    December 31,
                                                 1997             1996
                                              (unaudited)       (audited)
                                             -------------    -------------
LIABILITIES
-----------
Payables:
  Trade                                     $    107,395      $    23,152
Related parties                                        0          153,566
Investment securities purchased                        0          116,882
Accrued liabilities                               51,957           82,408
Accrued income taxes                             105,755          118,000
Accrued interest payable                           5,323            7,428
Notes payable
  Hotel Investment                               150,000                0
  Related parties                                 56,980            6,500
  Mortgage note, current portion                  30,000           43,087
  Long term notes, current portion                21,450                0
  Other                                          112,480           38,734
Borrowings under lines of credit                  74,500          174,500
                                             -----------      -----------
Total Current Liabilities:                       715,840          764,257

Security deposits                                      0            7,254
Other liabilities                                      0           52,500
Mortgage note, less current portion              470,000          315,349
Long term notes, less current portion            278,709                0
                                             -----------      -----------
Total Liabilities                              1,464,549        1,139,360

NET ASSETS and STOCKHOLDERS' EQUITY         $  2,511,172     $  2,330,732
-----------------------------------         ============     ============
(Equivalent to $3.92 per share at
 September 30, 1997 and $3.64 per
 share at Dec. 31, 1996)

COMPONENTS OF NET ASSETS
------------------------
Common Stock, $.01 par value,
  Authorized 5,000,000 shares;
  640,256 issued and outstanding           $      6,403      $      6,403
                                            -----------       -----------
Additional paid-in capital                    2,901,243         2,901,243
                                            -----------       -----------
Accumulated (deficit):
Accumulated net investment loss               (2,153,502)      (1,893,303)
Accumulated net realized gain from             1,829,519        1,336,711
  sales and permanent write-downs
  of securities
Unrealized net depreciation of
  investments                                    (72,491)         (20,322)
                                             -----------      -----------
Total accumulated deficit                       (396,474)        (576,914)
                                             -----------      -----------
NET ASSETS                                  $  2,511,172     $  2,330,732
                                            ============     ============


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
RESTRICTED SECURITIES:
----------------------

American Educational
Products, Inc.* ***      40,000 common stock        Sep-96     200,000.00
                         40,000 warrants @$4.50     Sep-96           0.00
                         40,000 warrants @$10.00    Jun-97           0.00
                                                            -------------
                                                               200,000.00

Bear Star, LLC*          5% partnership interest    Nov-94           0.00

COVA Technologies*       917 common stock           Jul-96      20,035.00

Global Casinos, Inc.*    3,800 common stock         Nov-93      76,000.00
                         4,331 common stock         Jan-94      50,068.21
                         1,724 common stock         Jan-94      19,931.79
                         1,250 common stock         Feb-94      25,000.00
                         75 common stock            Mar-94           0.00
                         500 common stock           Oct-9      410,000.00
                         5,000 common stock         Feb-96      17,207.50
                         1,000 common stock         Mar-96       3,125.00
                         105,000 warrants           Nov-96           0.00
                                                            -------------
                                                               201,332.50

Guardian Technologies,
Inc.*                    8,333 common stock         Feb-97       8,750.00
                         90,533 common stock        Mar-97     126,450.00
                         5,000 common stock         Jun-97       6,260.00
                         20,000 common stock        Aug-97      29,005.00
                         2,500 common stock         Sep-97       8,061.25
                         137,000 warrants           Mar-97      26,255.00
                                                            -------------
                                                               204,781.25

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
RESTRICTED SECURITIES (continued):
----------------------------------

American Educational
Products, Inc.* ***               280,000.00               187,500.00
                                   50,000.00                     0.00
                                        0.00                      -
                               -------------            -------------
                                  330,000.00               187,500.00

Bear Star, LLC*                         0.00                     0.00

COVA Technologies*                 20,035.00                20,035.00

Global Casinos, Inc.*              13,775.00                16,150.00
                                   15,699.88                18,406.75
                                    6,249.50                 7,327.00
                                    4,531.25                 5,312.50
                                      271.88                   318.75
                                    1,812.50                 2,125.00
                                   18,125.00                21,250.00
                                    3,625.00                 4,250.00
                                        0.00                     0.00
                               -------------            -------------
                                   64,090.01                75,140.00

Guardian Technologies,
Inc.*                              26,040.63                      -
                                  282,915.63                      -
                                   15,625.00                      -
                                   62,500.00                      -
                                    7,812.50                      -
                                   51,375.00                      -
                               -------------            -------------
                                  446,268.76                     0.00

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
RESTRICTED SECURITIES (continued):
----------------------------------

Land Resource
Corporation*             10,000 common stock        Mar-97      10,000.00

Lone Oak Vineyards,
Inc.                     35,000 common stock        Feb-97      35,000.00

Navidec                  1,811 common stock         Feb-97       7,705.20
                         4,261 common stock         Feb-97            -
                         6,072 warrants             Feb-97           0.00
                                                            -------------
                                                                 7,705.20

Optek Music, Inc.        175,000 preferred stock    Apr-97      35,000.00

Power Surge, Inc.*       20 common stock            May-97     300,000.00

Southshore
Corporation***           7,400 common stock         Mar-94      11,770.44
                         10,000 common stock        Dec-95       3,200.00
                         15,000 common stock        Sep-97       7,715.00
                                                            -------------
                                                                22,685.44

Training Devices, Inc.   20,000 common stock        Feb-97      25,000.00


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
RESTRICTED SECURITIES (continued):
----------------------------------

Land Resource
Corporation*                       10,000.00                10,000.00

Lone Oak Vineyards,
Inc.                                  35,000                      -

Navidec                            11,318.75                      -
                                         -                  17,543.57
                                    5,123.55                      -
                               -------------            -------------
                                   16,442.30                25,000.00

Optek Music, Inc.                  35,000.00                      -

Power Surge, Inc.*                300,000.00                      -

Southshore Corporation***           3,700.00                 3,700.00
                                    5,000.00                 5,000.00
                                    7,500.00                      -
                               -------------            -------------
                                   16,200.00                 8,700.00

Training Devices, Inc.             25,000.00                      -


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
RESTRICTED SECURITIES (continued):
----------------------------------

Usasurance Group*        15,000 common stock        Jul-96      94,550.00
                         10,000 common stock        Sep-96      62,750.00
                         2,500 common stock         Oct-96      12,375.00
                         31,500 common stock        Dec-96      73,777.00
                         1,500 common stock         Dec-96            -
                         2,500 common stock         Jan-97       8,750.00
                         2,500 common stock         Jun-97       2,066.25
                         2,000 common stock         Jul-97       4,040.00
                                                            -------------
                                                               258,308.25
                                                            -------------
Total Restricted Securities                                  1,319,847.64


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
RESTRICTED SECURITIES (continued):
----------------------------------

Usasurance Group*                  37,500.00                60,000.00
                                   25,000.00                40,000.00
                                    6,250.00                10,000.00
                                   78,750.00               126,000.00
                                         -                   6,000.00
                                    6,250.00                      -
                                    6,250.00                      -
                                    5,000.00                      -
                               -------------            -------------
                                  165,000.00               242,000.00
                               -------------            -------------

Total Restricted Securities     1,463,036.07               568,375.00


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
UNRESTRICTED SECURITIES:
------------------------

Alouette Cosmetics       2,500 common stock         Nov-96            -

Astea International      5,000 common stock         Sep-96            -
                         5,000 common stock         Nov-96            -
                         10,000 common stock        Feb-97      54,875.00
                         5,000 common stock         Jun-97      16,354.41
                                                            -------------
                                                                71,229.41

Brassie Golf             35,000 common stock        Aug-96            -
                         20,000 common stock        Sep-96            -
                         85,000 common stock        Oct-96            -
                         75,000 common stock        Dec-96            -
                                                            -------------
                                                                     0.00

Cable & Company
Worldwide                5,000 common stock         Sep-96            -
                         15,000 common stock        Oct-96            -
                         5,000 common stock         Nov-96            -
                         53,000 common stock        Dec-96            -
                         40,000 common stock        Jan-97      27,200.00
                         10,000 common stock        Mar-97       5,165.00
                                                            -------------
                                                                32,365.00

Cell Robotics
International, Inc.      20,000 common stock        Oct-96            -
                         15,000 common stock        Nov-96            -
                                                            -------------
                                                                     0.00

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Alouette Cosmetics                       -                   7,500.00

Astea International                      -                  28,437.50
                                         -                  28,437.50
                                   28,750.00                      -
                                   14,375.00                      -
                               -------------            -------------
                                   43,125.00                56,875.00

Brassie Golf                             -                   8,750.00
                                         -                   5,000.00
                                         -                  21,250.00
                                         -                  18,750.00
                               -------------            -------------
                                        0.00                53,750.00

Cable & Company Worldwide                -                   4,062.50
                                         -                  12,187.50
                                         -                   4,062.50
                                         -                  43,062.50
                                   13,752.00                      -
                                    3,438.00                      -
                               -------------            -------------
                                   17,190.00                63,375.00

Cell Robotics
International, Inc.                      -                  40,000.00
                                         -                  30,000.00
                               -------------            -------------
                                        0.00                70,000.00


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Corfacts, Inc.           165,000 common stock       Jul-96      10,312.50
                         35,000 common stock        Jul-96            -
                                                            -------------
                                                                10,312.50

Coyote Sports, Inc.      2,500 common stock         Sep-97      12,500.00

Enhanced Services        2,500 common stock         Dec-96            -
                         5,000 common stock         Jan-97      16,844.00
                                                            -------------
                                                                16,844.00

Exploration Company, The 7,500 common stock         Aug-96            -
                         3,000 common stock         Sep-96            -
                         7,500 common stock         Oct-96            -
                         26,000 common stock        Mar-97     130,000.00
                         5,000 common stock         Sep-97      40,830.00
                                                            -------------
                                                               170,830.00

Expro Fuels, Inc.        5,700 common stock         Aug-97           0.00

Hampton Court Resources  37,500 common stock        Sep-97      34,625.00

Healthwatch, Inc.        34,400 common stock        Oct-96            -
                         45,000 common stock        Dec-96            -
                                                            -------------
                                                                     0.00

Image Matrix             10,000 units
                         (1com/1wrnt)               Jun-96            -


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Corfacts, Inc.                     10,312.50                 8,250.00
                                         -                   1,750.00
                               -------------            -------------
                                   10,312.50                10,000.00

Coyote Sports, Inc.                13,437.50                      -

Enhanced Services                        -                   8,125.00
                                   16,250.00                      -
                               -------------            -------------
                                   16,250.00                 8,125.00

Exploration Company, The                 -                  41,250.00
                                         -                  16,500.00
                                         -                  41,250.00
                                  208,000.00                      -
                                   40,000.00                      -
                               -------------            -------------
                                  248,000.00                99,000.00

Expro Fuels, Inc.                      57.00                      -

Hampton Court Resources            49,875.00                      -

Healthwatch, Inc.                        -                  68,800.00
                                         -                  90,000.00
                               -------------            -------------
                                        0.00               158,800.00

Image Matrix                             -                  33,750.00


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
UNRESTRICTED SECURITIES (continued):
------------------------------------

J T's Restaurants        1,500 common stock         Dec-96            -

Jarark Corporation       20,000 common stock        Apr-97       5,625.00

Kinetiks.com*            10,000 common stock        Sep-96      38,125.00
                         11,000 common stock        Oct-96      24,312.50
                         20,000 common stock        Nov-96      12,187.50
                         62,500 common stock        Dec-96      44,851.88
                         10,000 common stock        Jul-97       3,281.25
                         50,000 warrants            Feb-97           0.00
                         50,000 warrants            Mar-97           0.00
                         50,000 warrants            Apr-97           0.00
                         50,000 warrants            May-97           0.00
                         50,000 warrants            Jun-97           0.00
                         50,000 warrants            Jul-97           0.00
                         50,000 warrants            Aug-97           0.00
                         50,000 warrants            Sep-97           0.00
                                                            -------------
                                                               122,758.13

Laser Recording
Systems, Inc.            100,000 common stock       Jun-95       5,050.00

Optimax Industries,
Inc.*                    135,191 common stock       Jun-94     162,229.20
                         12,500 warrants            Sep-93           0.00
                                                            -------------
                                                               162,229.20

Organic Solutions, Inc.  42,500 common stock        Feb-97      42,842.35


THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
UNRESTRICTED SECURITIES (continued):
------------------------------------

J T's Restaurants                        -                   3,187.50

Jarark Corporation                  3,750.00                      -

Kinetiks.com*                       1,875.00                 6,250.00
                                    2,062.50                 6,875.00
                                    3,750.00                12,500.00
                                   11,718.75                39,062.50
                                    1,875.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                                        0.00                      -
                               -------------            -------------
                                   21,281.25                64,687.50

Laser Recording Systems, Inc.       2,000.00                 2,000.00

Optimax Industries, Inc.*         84,494.383                37,977.50
                                    3,125.00                 9,375.00
                               -------------            -------------
                                   87,619.38               347,352.50

Organic Solutions, Inc.             9,296.88                      -




THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Pacific Biometrics, Inc. 7,500 common stock         Oct-96            -
                         7,500 warrants             Oct-96            -
                                                            -------------
                                                                     0.00

Poore Brothers           4,000 common stock         Dec-96            -

Premium Cigars, Inc.     5,000 common stock         Aug-97      23,893.00

Progress Software        1,000 common stock         Dec-96            -

Redwood Broadcasting,
Inc.                     5,000 common stock         Feb-97           0.00

S&P 500                  10 puts Dec '97 550        Jul-96      10,530.54
                         10 puts Dec '97 550        Aug-96      11,291.41
                         20 puts Dec '97 550        Sep-96      16,852.35
                         40 puts Dec '97 600        Dec-96      40,120.00
                                                            -------------
                                                                78,794.30

S2 Golf, Inc.            20,825 common stock        Jul-96            -

Shiva Corporation        2,630 common stock         Dec-96           0.00

Shopsmith                10,000 common stock        Sep-96            -
                         10,000 common stock        Oct-96            -
                                                            ------------- 0.00



THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Pacific Biometrics, Inc.                 -                  23,437.50
                                         -                   1,406.25
                               -------------            -------------
                                        0.00                24,843.75

Poore Brothers                           -                  14,250.00

Premium Cigars, Inc.               25,625.00                      -

Progress Software                        -                  19,750.00

Redwood Broadcasting, Inc.          6,250.00                      -

S&P 500                                62.50                 5,875.00
                                       62.50                 5,875.00
                                      125.00                11,750.00
                                      250.00                33,000.00
                               -------------            -------------
                                      500.00                56,500.00

S2 Golf, Inc.                            -                  19,523.44

Shiva Corporation                  34,847.50                91,098.38

Shopsmith                                -                  25,000.00
                                         -                  25,000.00
                               -------------            -------------
                                        0.00                50,000.00



THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Sun Holdings, Inc. fka
Tampa Bay Corporation    1,191 common stock         May-97       5,467.50

Tampa Bay Corporation    10,000 common stock        Sep-96            -
                         5,000 common stock         Dec-96            -
                                                            -------------
                                                                     0.00

TELS Corporation         20,000 common stock        Aug-96      12,812.50
                         10,000 common stock        Sep-96       5,937.50
                                                            -------------
                                                                18,750.00

Topro, Inc.              2,500 common stock         Sep-96            -
                         2,500 common stock         Nov-96            -
                         2,500 common stock         Dec-96            -
                         35,000 common stock        Mar-97            -
                                                            -------------
                                                                     0.00

Whitewing Labs           20,000 common stock        Jan-97      31,350.00


Total Unrestricted Securities                                  845,465.39
                                                            -------------

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
UNRESTRICTED SECURITIES (continued):
------------------------------------

Sun Holdings, Inc. fka
Tampa Bay Corporation                2,679.75                       -

Tampa Bay Corporation                    -                  13,750.00
                                         -                   6,785.00
                               -------------            -------------
                                        0.00                20,535.00

TELS Corporation                    6,250.00                 9,376.00
                                    3,125.00                 4,688.00
                               -------------            -------------
                                    9,375.00                14,064.00

Topro, Inc.                              -                   6,250.00
                                         -                   6,250.00
                                         -                   6,250.00
                                         -                  50,000.00
                               -------------            -------------
                                        0.00                68,750.00

Whitewing Labs                        22,500                      -


Total Unrestricted Securities     623,971.76             1,357,717.07
                               -------------            -------------

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                                   Initial     **Cost at
                                                 investment  September 30,
Company                        Position             date         1997
----------------------    -------------------    ----------   -----------
NOTES RECEIVABLE:
-----------------

Columbine Home
Sales, LLC*              Note Receivable, 10%       Dec-95           0.00

Damach                   Note Receivable, 12%
                          due on demand             Oct-96      32,500.00

Phil Georgeson           Note Receivable, 12%
                          due on demand             Aug-96       6,789.55

Global Casinos, Inc.*    Note Receivable, 8%
                          due 11/1/98               Nov-96     175,000.00
                         Note Receivable, 9%
                          due on demand             Mar-97      37,280.44
                         Note Receivable, 12%
                          due 4/97                  Aug-97      75,000.00
                                                            -------------
                                                               287,280.44

Kinetiks.com*            Note Receivable, 10%
                          due 3/30/97               Feb-97      25,000.00

Marco Foods, Inc.*       Note Receivable, 12%
                          due on demand             Jan-97     132,437.50

NS Properties            Note Receivable, 8%
                          due 1/2/98                Jan-97      20,000.00


Total Notes Receivable                                         504,007.49
                                                            -------------
Total Investments                                            2,669,320.52
                                                            =============

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)
                                 Fair value at             Fair value at
                                 September 30,             December 31,
Company                              1997                      1996
-----------------------         --------------            --------------
NOTES RECEIVABLE (continued):
-----------------------------

Columbine Home
Sales, LLC*                         5,814.06                 5,814.06

Damach                             32,500.00                32,500.00

Phil Georgeson                      6,789.55                15,091.25

Global Casinos, Inc.*             175,000.00               175,000.00
                                   37,280.44                      -
                                   75,000.00                      -
                               -------------            -------------
                                  287,280.44               175,000.00

Kinetiks.com*                      25,000.00                      -

Marco Foods, Inc.*                132,437.50                      -

NS Properties                      20,000.00                      -


Total Notes Receivable            509,821.55               228,405.31
                               -------------            -------------

Total Investments               2,596,829,38             2,154,497.38
                               =============            =============

THE ROCKIES FUND, INC.
Schedules of Investments
September 30, 1997 and December 31, 1996  (Continued)

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

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS
                                       For the                For the
                                  Three Months Ended     Three Months Ended
                                  September 30, 1997     September 30, 1996
                                      (Unaudited)            (Unaudited)
                                  ------------------     ------------------
INVESTMENT INCOME:
  Rental income                       $       5,477         $     42,131
  Consulting and other services               2,280                3,737
  Interest and dividends                     13,658               13,671
                                      -------------         -------------
      Total Income/Revenue                   21,415                59,539
                                      -------------         -------------
Expenses:
  Wages and salaries                         32,748                52,340
  Professional and legal fees                13,597                41,185
  Directors fees                              2,000                 2,000
  Interest                                   12,215                 8,351
  Travel and entertainment                    9,795                 4,335
  Office                                     27,901                23,470
  Building expenses                          15,070                39,961
  Investment expenses                         3,359                44,057
  Donations                                   4,250                   850
                                      -------------         -------------
                                            120,935               216,549
  Income tax benefit                        (13,559)                    0

  Net investment loss                 $     (85,961)        $    (157,010)
                                      ==============        ==============
Net realized gain from investments           73,277             1,803,872

Net unrealized appreciation
  (depreciation) of investments:
    Beginning of period                     398,502             1,390,067
    End of period                           (72,491)             (246,384)
                                      -------------         -------------
  Net unrealized depreciation
    (appreciation) of investments           326,011            (1,636,451)

Net gain from investments             $     399,288         $      167,421
                                      =============         ==============
Net increase in net assets
  resulting from operations           $     313,327         $       10,411
                                      =============         ==============
Per share amounts:
  Net investment loss                        $(0.13)               $(0.24)
  Net realized gain from investments           0.11                  2.81
  Net unrealized appreciation
    (depreciation) of investments              0.51                 (2.55)
                                      -------------         -------------
                                      $        0.49        $         0.02
                                      =============         ==============

                            THE ROCKIES FUND, INC.
                            STATEMENT OF OPERATIONS
                                       For the                For the
                                   Nine Months Ended      Nine Months Ended
                                  September 30, 1997     September 30, 1996
                                      (Unaudited)            (Unaudited)
                                  ------------------     ------------------
INVESTMENT INCOME:
  Rental income                        $     56,724        $      118,960
  Consulting and other services               4,166                 4,980
  Interest and dividends                     36,599                14,000
                                       ------------          ------------
      Total Income/Revenue                   97,489               137,940
                                       ------------          ------------
Expenses:
  Wages and salaries                        107,574               136,862
  Professional and legal fees                34,588                75,849
  Directors fees                              6,000                 4,000
  Interest                                   23,164                35,313
  Travel and entertainment                   24,325                11,230
  Office                                     87,712                53,189
  Building expenses                          55,813                84,523
  Investment expenses                        21,396                47,793
  Donations                                  10,675                 1,765
  Bad debt                                        0                 7,997
                                       ------------          ------------
                                            371,247               458,521
  Income tax benefit                        (13,559)                    0

  Net investment loss                  $   (260,199)         $   (320,581)
                                       =============         =============
Net realized gain from investments          492,807             1,937,655

  Net unrealized appreciation
    (depreciation) of investments:
      Beginning of period                   (20,322)               77,017
      End of period                         (72,491)             (246,384)
                                       ------------         -------------
  Net unrealized depreciation
    of investments                          (52,169)             (323,401)

Net gain from investments              $    440,638         $   1,614,254
                                       ============         =============
Net increase in net assets
  resulting from operations            $    180,439         $   1,293,673
                                       ============         =============
Per share amounts:
  Net investment loss                        $(0.40)               $(0.50)
  Net realized gain
    from investments                           0.76                  3.02
  Net unrealized depreciation
    of investments                            (0.08)                (0.50)
                                       ------------          ------------
                                       $       0.28          $       2.02
                                       ============          ============

                                            THE ROCKIES FUND, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                   NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                 Accumulated
                                                                Net Realized
                                                                Gain (Losses)  Unrealized Net
                                                  Accumulated  From Sales And   Appreciation
                                    Additional        Net         Permanent    (Depreciation)
                           Common     Paid-In     Investment    Write-Downs          of            Net
                            Stock     Capital       (Loss)      Of Securities    Investments     Assets
                           ------   ----------   ------------   -------------   ------------   -----------
BALANCES AT
  DECEMBER 31, 1995       $6,403    $2,901,243   $(1,464,614)     $(212,485)    $  77,017     $1,307,564
                          ======    ==========   ============     ==========   ==========     ===========
Net investment loss           --            --      (428,689)            --            --       (428,689)
Net realized gain on
  sale of investments         --            --            --      1,549,196            --      1,549,196
Unrealized net depreciation
  of investments              --            --            --             --       (97,339)       (97,339)
                          ------    ----------  ------------      -------------------- ---------------------
BALANCES AT
  DECEMBER 31, 1996       $6,403    $2,901,243   $(1,893,303)    $1,336,711     $ (20,322)    $2,330,732
                          ======    ==========   ============    ==========     ==========    ===========
Net investment loss           --            --       (80,150)            --            --        (80,150)
Net realized gain on
  sale of investments         --            --            --        478,541            --        478,541
Unrealized net depreciation
  of investments              --            --            --             --      (116,629)      (116,629)
                          ------    ----------  ------------     ----------     ----------    -----------
BALANCES AT
  MARCH 31, 1997          $6,403    $2,901,243   $(1,973,453)    $1,815,252     $(136,951)    $2,612,494
                          ======    ==========   ============    ==========     ==========    ===========
Net investment loss           --            --       (94,088)            --            --        (94,088)
Net realized gain on
  sale of investments         --            --            --        (59,010)           --        (59,010)
Unrealized net depreciation
  of investment               --            --            --             --      (261,551)      (261,551)

                                            THE ROCKIES FUND, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                   NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                 Accumulated
                                                                Net Realized
                                                                Gain (Losses)  Unrealized Net
                                                  Accumulated  From Sales And   Appreciation
                                    Additional        Net         Permanent    (Depreciation)
                           Common     Paid-In     Investment    Write-Downs          of            Net
                            Stock     Capital       (Loss)      Of Securities    Investments     Assets
                           ------   ----------   ------------   -------------   ------------   -----------
BALANCES AT
  JUNE 30, 1997           $6,403    $2,901,243   ($2,067,541)    $1,756,242     ($398,502)     $2,197,845
                          ======    ==========   ============    ==========     ==========     ==========

Net investment loss           --            --       (85,961)            --            --        (85,961)
Net realized gain on
  sale of investments         --            --            --         73,277            --         73,277
Unrealized net depreciation
  of investment               --            --            --             --        326,011        326,011

BALANCES AT
  SEPTEMBER 30, 1997     $6,403     $2,901,243   ($2,153,502)    $1,829,519      ($72,491)     $2,511,172
                         ======     ==========   ============    ==========     ==========     ==========

                            THE ROCKIES FUND, INC.
                      STATEMENT OF CHANGES IN NET ASSETS
                                       For the                For the
                                   Nine Months Ended      Nine Months Ended
                                  September 30, 1997     September 30, 1996
                                      (Unaudited)            (Unaudited)
                                  ------------------     ------------------
Increase (decrease) in net assets
 from investment activities:

  Net investment loss                  $   (260,199)         $   (320,581)

  Net realized gain from investments        492,808             1,937,655

  Net unrealized depreciation
    of investments                          (52,169)             (323,401)
                                       ------------          ------------
  Net increase in net assets
    from investment activities              180,440             1,293,673

  Net assets at beginning of year         2,330,732             1,307,564
                                       ------------          ------------
  Net assets at end of period          $  2,511,172          $  2,601,237
                                       ============          ============

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     (a)  Organization and Basis of Presentation.
          ---------------------------------------
          The Rockies Fund, Inc. (the "Fund" or the "Company") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Fund is registered under the Investment Company Act of 1940 as a Business Development Company.

          The interim Unaudited Financial Statements have been prepared by The Rockies Fund, Inc. and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items (except as discussed in Note 3). Certain information and footnote disclosure made in the Fund's last Annual Report on Form 10-K have been condensed or omitted from the interim statements. These Financial Statements should be read in conjunction with the Financial Statements and Notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

     (b)  Investment Valuation and Transactions.
          --------------------------------------
          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued, at the closing bid price on the valuation date. Securities traded on the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

          In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined by the Fund's Board of Directors (the "Board"). Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a readily ascertainable market for the investments existed, and the differences could be material.

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

     (c)  Income Taxes
          ------------
          As a Business Development Company, the Fund is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally realized and unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.

     Income tax payable consists of approximately $90,000 of federal and $16,000 of state taxes resulting from the 1996 net realized gain from sale of investments. The Fund re-evaluated an estimated 1997 loss carry back toward 1996 tax liability during the three months ended September 30, 1997.


2.   PORTFOLIO SECURITIES
     --------------------

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------
     The Fund, at September 30, 1997, held 40,000 shares of American Educational Products, Inc. common stock, after giving effect to a one-for-five (1:5) reverse stock split, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their quoted market value of $7.00 per share, or $280,000. The Fund also held, at September 30, 1997, common stock purchase warrants exercisable to purchase an additional 40,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $1.25 each, representing 50% of the difference between their exercise price and the market value of the common stock. The Fund also held, at September 30, 1997, common stock purchase warrants exercisable to purchase an additional 40,000 shares at an exercise price of $10.00 per share. The Board of Directors valued these warrants at $0.00. The Fund has certain registration rights relating to these shares and warrants.

     ASTEA INTERNATIONAL
     -------------------
     The Fund, at September 30, 1997, held 15,000 shares of Astea International common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.875 per share, or $43,125.

     BEAR STAR (fka COLUMBINE HOME SALES, LLC)
     ------------------------------------------
     The Fund has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Columbine Homes with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     CABLE AND COMPANY WORLDWIDE
     ---------------------------
     The Fund, at September 30, 1997, held 50,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.34375 per share, or $17,190.

     CORFACTS, INC.
     ---------------
     The Fund, at September 30, 1997, held 165,000 shares of Corfacts, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.06 per share, or $10,312.50.

     COVA TECHNOLOGIES
     ------------------
     The Fund, at September 30, 1997, held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     COYOTE SPORTS, INC.
     -------------------
     The Fund, at September 30, 1997, held 2,500 shares of Coyote Sports common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $5.375 per share, or $13,437.50.

     DAMACH
     ------
     The Fund, at September 30, 1997, held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on September 30, 1997. An extension agreement was signed on March 4, 1997 extending this promissory note receivable to a month to month basis or until the Fund makes a written request for payment.

     ENHANCED SERVICES, INC.
     -----------------------
     The Fund, at September 30, 1997, held 5,000 shares of Enhanced Services, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.25 per share, or $16,250.

     EXPLORATION COMPANY, THE
     ------------------------
     The Fund, at September 30, 1997, held 31,000 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $8.00 per share, or $248,000. These share have been pledged as collateral securing a $300,000 note payable to Merit Broadcasting.

     EXPRO FUELS, INC.
     -----------------
     The Fund, at September 30, 1997, held 5,700 shares of Expro Fuels common stock, which were received as a spin-off distribution from The Exploration Company. The stock is unrestricted as to sale, non-income producing, and has been valued by the Board of Directors at $.01 per share, or $57.00.

     GEORGESON, PHIL
     ---------------
     The Fund, at September 30, 1997, held a note receivable from Phil Georgeson in the amount of $6,789.55. The note is secured by 7,000 shares of National Equities Holdings, Inc. common stock, accrues interest at the rate of 12% per year, and is due on demand.

     GLOBAL CASINOS, INC.
     --------------------
     The Fund, at September 30, 1997, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued by the Board of Directors at their quoted market price of $3.625 per share, or $64,090. The Fund, at September 30, 1997, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share anytime after November 1, 1997. The Fund holds a second note receivable from Global Casinos in the amount of $40,843.70, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. The Fund also owns warrants exercisable to purchase 35,000 shares of Global Common Stock at $6.00 per share, 35,000 at $7.00 per share, and 35,000 at $8.00 per share, all of which expire as of February 1, 1998 and have been valued at $0.00 by the Board of Directors.

     GUARDIAN TECHNOLOGIES, INC.
     ---------------------------
     The Fund, at September 30, 1997, held 126,366 shares of Guardian Technologies common stock, after giving effect to a one-for-three (1:3) reverse split, which shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $3.125 per share, or $394,893.75. The Fund also held warrants exercisable to purchase an additional 137,000 shares of Guardian Technologies common stock, which warrants are also restricted as to sale due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $.375 each, or $51,375.

     HAMPTON COURT RESOURCES
     -----------------------
     The Fund, at September 30, 1997, held 37,500 shares of Hampton Court Resources common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.33 per share, or $49,875.

     JAYARK CORPORATION
     ------------------
     The Fund, at September 30, 1997, held 20,000 shares of Jayark Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.1875 per share, or $3,750.

     KINETIKS.COM
     ------------
     The Fund, at September 30, 1997, held 113,500 shares of Kinetiks.com common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.1875 per share or $21,281.25. The Fund also held warrants exercisable to purchase an additional 400,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The warrants have been valued by the Board of Directors at $0.00. The Fund also held Kinetiks.Com's note receivable in the amount of $25,000, which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and requires the issuance of an additional 50,000 warrants for each 30-day period that it goes unpaid.

     LAND RESOURCE CORPORATION
     -------------------------
     The fund, at September 30, 1997, held 10,000 shares of Land Resource Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each, or $10,000.

     LASER RECORDING SYSTEMS, INC.
     -----------------------------
     The Fund, at September 30, 1997, held 100,000 shares of Laser Recording Systems, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.02 per share, or $2,000.

     LOAN OAK VINEYARDS, INC.
     -------------------------
     The Fund, at September 30, 1997, held 35,000 share of Loan Oak Vineyards common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each, or $35,000.

     MARCO FOODS, INC.
     -----------------
     The Fund, at September 30, 1997, held a note receivable from Marco Foods in the amount of $132,437.50, which note is unsecured, accrues interest at the rate of 12% per year, and is due on demand.

     NAVIDEC, INC.
     -------------
     The Fund, at September 30, 1997, held 1,811 shares of Navidec common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $6.25 per share, or $11,318.75.
The Fund also held warrants to purchase an additional 6,072 shares of common stock, which warrants are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.84375 per share, or $5,123.55.

     NS PROPERTIES
     -------------
     The Fund, at September 30, 1997, held a note receivable from NS Properties in the amount of $20,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due January 2, 1998.

     OPTEK MUSIC, INC.
     -----------------
     At September 30, 1997, the Fund held 175,000 shares of Optek Music preferred stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $.20 per shares, or $35,000.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------
     At September 30, 1997, the Fund held 135,191 shares of Optimax Industries, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.625 per share, or $84,494.38. The Fund also holds warrants to purchase an additional 12,500 shares of Optimax Industries, Inc. common stock, which warrants are valued at their quoted market price of $.25 each, or $3,125. The shares of Optimax are pledged as collateral securing the Fund's line of credit.

     ORGANIC SOLUTIONS, INC.
     -------------------------
     The Fund, at September 30, 1997, held 42,500 shares of Organic Solutions common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.21875 per share, or $9,296.88.

     PREMIUM CIGARS, INC.
     --------------------
     The Fund, at September 30, 1997, held 5,000 shares of Premium Cigars common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $5.125 per share, or $25,625.

     POWER SURGE, INC.
     -----------------
     The Fund, at September 30, 1997, held 20 shares of Power Surge, Inc. common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $15,000 per share, or $300,000. Said shares were purchased in exchange for assuming a $300,000 share of a 10 year, 8% promissory note between the seller of the shares and a third party.

     REDWOOD BROADCASTING, INC.
     ---------------------------
     The Fund, at September 30, 1997, held 5,000 shares of Redwood Broadcasting common stock, which shares are unrestricted as to sale, non-income producing, and have been valued by the Board of Directors at $1.25 per share, or $6,250.

     S&P 500
     -------
     The Fund, at September 30, 1997, held 4,000 puts against the S&P 500 at
550. The puts are unrestricted as to sale and expire on December 20, 1997. They have been valued at their quoted market price of $.0625 or $250. The Fund, at September 30, 1997, also held 4,000 puts against the S&P 500 at 600. The puts are unrestricted as to sale and expire on December 20, 1997. They have been valued at their quoted market price of $.0625, or $250.

     SHIVA CORPORATION
     -----------------
     The Fund, at September 30, 1997, held 2,630 shares of Shiva Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $13.25 per share, or $34,847.50.

     SOUTHSHORE CORPORATION
     ----------------------
     At September 30, 1997, the Fund held 32,400 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.50 per share, or $16,200

     SUN HOLDINGS, INC. (fka TAMPA BAY CORPORATION)
     -----------------------------------------------
     The Fund, at September 30, 1997, held 1,191 shares of Sun Holdings (fka Tampa Bay Corporation) common stock, after giving effect to a 1:21 reverse split. The stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.25 per share, or $2,679.75.

     TELS CORPORATION
     ----------------
     The Fund, at September 30, 1997, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.3125 per share, or $9,375.

     TRAINING DEVICES, INC.
     ----------------------
     The Fund, at September 30, 1997, held 20,000 shares of Training Devices common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.25 per share, or $25,000.

     USASURANCE GROUP
     ----------------
     The Fund, at September 30, 1997, held 66,000 shares of Usasurance Group common stock, which shares are restricted as to sale due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $2.50, or $165,000.

     WHITEWING LABS
     --------------
     The Fund, at September 30, 1997, held 20,000 shares of Whitewing Labs common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.125 per share, or $22,500.


3.   REAL ESTATE OPERATIONS
     ----------------------
     Effective March 31, 1997, The Rockies Fund, Inc. consummated the sale of its 26,000 square foot commercial office building located at 4465 Northpark Drive, Colorado Springs, Colorado (the "Northpark Building"). The sale price for the Northpark Building was $1,080,000, which was paid in cash at closing. The proceeds received were utilized in part to pay approximately $452,000 of mortgage and other debt. This transaction resulted in a net gain of approximately $388,000.

     In a concurrent transaction structured to qualify as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997, consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000, which was paid in cash at the time of closing, utilizing a portion of the proceeds realized by the Fund from the sale of the Northpark Building. The Fund intends to hold this new real estate in a wholly owned subsidiary called Strategic Properties, Inc.

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $600,000. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 and borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund intends to lease office space at the Chestnut Building as a source of income. The Chestnut Building has 0% occupancy as of September 30, 1997 as improvements are under construction. The Fund intends to have the Chestnut Building improvements completed and leasing underway by December 31, 1997.

     In addition, $50,000 of the Northpark Building sale proceeds were utilized to purchase a 20% investment in Plaza Hotel & Apartments, a 40 room hotel, located at 116 East Park Street, Hot Springs Park, Thermopolis, Wyoming, (the "Hotel" investment), as a tax free exchange under section 1031 for a total investment of $200,000. Effective September 25, 1997 the Fund owns a 20% investment in the Wyoming Hotel. The Fund owes $150,000 to Wyoming Resorts, LLC at an 8% per annum interest rate. The Fund is accounting for the investment under the equity method of accounting. The Hotel, as of September 30, 1997, is under renovation and the Fund may therefore provide additional developmental fees before the expected opening date in April, 1998.

     The Fund plans to continue to occupy its current executive office space located in the Northpark Building under a lease with the new owners, Northpark, L.L.C., for $900 a month.

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


4.   CONTINGENCIES
     -------------
     Securities and Exchange Commission Investigation:

     During 1995 and 1996, the Fund received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation by the SEC which began in 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of one of its officers.

     In September, 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain alleged violations of federal securities laws.

     The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October, 1996, and, at the SEC's request, the Fund supplemented its submission in December, 1996. The SEC has not responded to the Fund's submissions and has not advised the Fund of any timetable for the SEC staff to make its final determination about whether to recommend an enforcement action.

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


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31,
1996
----------------------------------------------------------------
          During the three months ended September 30, 1997, the Fund liquidated certain securities, including 2,000 shares of Cell Robotics International, Inc., 2,000 shares of Enhanced Services, 29,000 shares of The Exploration Co., 5,000 shares of Focus Enhancements, 6,500 shares of Micro-Integration, 12,500 shares of Pacific Biometrics, 5,000 shares of Premium Cigars, Inc., and 5,000 shares of Shopsmith. The proceeds received from the liquidation of these securities allowed the Fund to add a limited number of new investments to the Fund's portfolio, including the following:

          During the three months ended September 30, 1997, the Fund acquired 22,500 shares of Guardian Technologies, Inc. for a total investment of $37,066; 15,000 shares of Southshore Corp. for a total investment of $ 7,715; 2,000 shares of Usassurance Group for a total investment of $4,040; 2,500 shares of Coyote Sports Inc. for a total investment of $12,500; 5,000 shares of The Exploration Co. for a total investment of $40,830; 5,700 shares of Expro Fuels, Inc. for a total investment of $0; 37,500 shares of Hampton Court Resources for a total investment of $34,625; 150,000 warrants of Kinetiks.Com for a total investment of $0; 5,000 shares of Premium Cigars, Inc. for a total investment of $23,893.

          The Fund has purchased several investments in its portfolio contributing to the increase in value of restricted and unrestricted securities from $1,841,093 as of December 31, 1996 to $2,087,008 as of September 30, 1997,
an increase of $245,915 or 13%.

          Current notes receivable increased from $138,404 at December 31, 1996 to $334,822 as of September 30, 1997, an increase of $196,418 or 142%, due primarily to additional note receivables from Marco Foods Inc. of approximately $130,000 and Global Casinos, Inc. for $75,000. As a result, accrued interest receivable increased $25,372 or 198% at September 30, 1997. Cash held by related parties and others decreased significantly from $499,404 as of December 31, 1996, to $1,820 as of September 30, 1997, utilized primarily to purchase undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado, commercial real estate located at 3515 North Chestnut, Colorado Springs, Colorado, and related development expenses. Receivables from investees and other assets decreased $38,183 or 98%.

          Total current assets, therefore, decreased from $2,530,571 at December 31, 1996 to $2,462,507 at September 30, 1997, a decrease of $68,064 or 2.7%.

          During the nine months ended September 30, 1997, the Fund sold its Northpark Building for a net gain and subsequently acquired five acres of undeveloped commercial real estate for $390,000, a commercial office building and land for $600,000, and a hotel and apartments in Thermopolis, Wyoming for $200,000. (See Notes to Financial Statement, Note 3.) The Fund also made certain improvements to its real estate totaling $129,242 and acquired an automobile for $15,162. As a result, total property and equipment increased from $764,521 as of December 31, 1996 to $1,338,214 as of September 30, 1997,
an increase of $573,693 or 75%.

          The Fund, as of September 30, 1997, had a note receivable outstanding with its affiliate, Global Casinos, Inc. for $175,000, due November 1998, accruing interest at 8% per annum and convertible into Global Casinos shares at a conversion rate of $5.00 per share.

          Based on the foregoing, total assets increased from $3,470,092 on December 31, 1996 to $3,975,721 on September 30, 1997, an increase of $505,629 or 15%.

          The reduction in current liabilities is primarily due to the use by the Fund of proceeds from the sale of the Northpark Building and certain investments to retire debt. To this end, payables to related parties were retired during the nine months ending September 30, 1997. This compares with a balance of $153,566 as of December 31, 1996. Payables for investment securities were also retired by September 30, 1997, reduced from a balance of $116,882 as of December 31, 1996. Liabilities eliminated as a result of the sale of the Northpark Building were the current portion of a mortgage note payable, security deposits, other liabilities (due to lessee) and the State Bank and Trust line of credit secured by the Northpark Building, the elimination of which reduced liabilities by $518,190. The Fund executed a Note for $150,000 payable to Wyoming Resorts, LLC at 8% per annum for the Hotel Investment in Thermopolis, Wyoming, with the sum of $50,000 due October 25, 1997 and the sum of $100,000 due September 25, 1998. The Fund still holds a $75,000 line of credit with a balance of $74,500 as of September 30, 1997 that accrues interest at 10.5% and is secured by the Fund's shares of Optimax Industries Inc. security.

          As a result of the foregoing, current liabilities decreased from $764,257 as of December 31, 1996, to $715,840 as of September 30, 1997, a
decrease of $48,417, or 6.3%.

          The mortgage on the Northpark Building, as of December 31, 1996, was $315,349. The Northpark Building was sold during the nine months ending September 30, 1997 and replaced with the Chestnut Building effective September 4, 1997. In conjunction with the acquisition of the Chestnut Building, the Fund executed a mortgage with a principal balance, less current portion, of $470,000. The Fund also executed a $300,000 note payable to Merit Broadcasting for the purchase of shares of Power Surge, Inc. with a September 30, 1997 balance of $288,289 and purchased a company automobile for $15,162, with a September 30, 1997 balance of $11,870. These long term notes, less current portion, have a balance of $278,709 as of September 30, 1997.

          As a result of the foregoing, total liabilities increased from $1,139,360 as of December 31, 1997 to $1,464,549 as of September 30, 1997, an
increase of $325,189, or 28.5%

          Based on the foregoing, Net Asset Value increased during the nine months ended September 30, 1997, from $2,330,732 at December 31, 1996, to $2,511,172 at September 30, 1997, an increase of $180,440, or nearly 8%. Net assets per common share increased from $3.64 per share at December 31, 1996, to $3.92 per share on September 30, 1997, an increase of $0.28.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.
-----------------------------------------------------------------------
          The Fund's income/revenue for the three months ended September 30, 1997, was $21,415 a decrease of $38,124 or 64% compared with the same period in 1996. This decrease in income/revenue was due to the Fund's Northpark Building being sold as of March 31, 1997 and producing no income for the three months ending September 30, 1997. The new Chestnut Building, although not leased, provided approximately $5,500 in property tax income at closing on September 4, 1997.

          Expenses decreased from $216,549 for the quarter ended September 30, 1996 to $120,935 for the quarter ended September 30, 1997, a decrease of $95,614 or approximately 44%. Contributing to the decrease in expenses were a decrease in wages and salaries of 37% as one employee moved to part time, a decrease in professional and legal fees of 67%, a decrease in building expenses of 62% due to the sale of the Northpark Building, a decrease in investment expense of 92% as the Fund had incurred large expenses in conjunction with its dealings with Shiva Corporation in 1996. Income tax benefit was reduced as the fund re-evaluated its estimated 1997 loss carry back to its 1996 tax liability.

          Based on the foregoing, the Fund reported a net investment loss for the three months ended September 30, 1997, of $(85,961), an increase of 45% when compared to the net investment loss of $(157,010) incurred during the same period in 1996.

          The Fund's net realized gain from sales of investments was $73,277 for the quarter ended September 30, 1997, a decrease of $1,730,595, compared to a realized gain of $1,803,872 for the quarter ended September 30, 1996. Unrealized net appreciation (depreciation) relating to the current market value of securities being held by the Fund increased $1,962,462 from an unrealized net loss of ($1,636,451) for the quarter ended September 30, 1996 to an unrealized net gain of $326,011 for the quarter ended September 30, 1997, due to the unrealized appreciation of the Shiva Corporation investment in the beginning period of 1996.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------------------------------------------
          The Fund's income/revenue for the nine months ended September 30, 1997 was $97,489 a decrease of $40,451 from the nine months ended September 30, 1996. Rental income decreased due to the sale of the Northpark Building effective as of March 31, 1997. Interest income, however, increased due to interest earned on note receivable balances during 1997.

          Expenses decreased from $458,521 for the nine months ended September 30, 1996 to $371,247 for the nine months ending September 1997. The decrease in expenses were mainly attributable to the decreases in wages and salaries, professional and legal fees, building expenses, and investment expenses.
Income tax benefit was reduced as the fund re-evaluated its estimated 1997 loss carry back to its 1996 tax liability.

          The Fund had a net investment loss of ($260,199) for the nine months ending September 30, 1997 compared to ($320,581) for the nine months ending September 30, 1996. Net realized gains decreased from $1,937,655 for the nine months ending September 30, 1996 to $492,807 during the same period in 1997, a decrease of $1,444,848, mainly attributed to the Shiva Corp. realized gain in 1996. Net unrealized depreciation of investments decreased from ($323,401) as of September 30, 1996 to ($52,169) as of September 30, 1997, a decrease of $271,232, or 84%.

          Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.

                           PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------
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

          Other than the foregoing, the Fund is not a party to any material pending legal proceedings.


ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------
          None.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES
-------   ------------------------------
          There have been no defaults on any securities. The Fund has no obligations with regard to dividends and no preferred stock is outstanding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
          None


ITEM 5.   OTHER INFORMATION
-------   -----------------
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   ---------------------------------
          On September 18, 1997, the Company filed a Current Report on Form 8-K, dated September 4, 1997, related to the acquisition by the Company of a 9,500 square foot commercial office building located at 3515 North Chestnut Street, Colorado Springs, Colorado.

          The report included:

          Item 2:  Acquisition of Assets

          Item 7:  Financial Statements and Exhibits

               (c)  Exhibits

                    10.1  State Bank Promissory Note

                    10.3  State Bank Deed of Trust

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        THE ROCKIES FUND, INC.



Dated:     November 18, 1997            By:  /s/ Stephen G. Calandrella
          --------------------------    ----------------------------------
                                        Stephen G. Calandrella, President



Dated:     November 18, 1997            By:  /s/ Barbara A. Hamstad
          --------------------------    ----------------------------------
                                        Barbara A. Hamstad,
                                        Principal Accounting Officer