Form 10-K
period 1997-12-31
ROCKIES FUND INC
filed 1998-04-16
CIK 725260

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to

                                        Commission file number 0-12444-D

                            THE ROCKIES FUND, INC.
                         -------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Nevada                                     84-0928022
-----------------------------------            ---------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization)              Identification number

            4465 Northpark Drive, Colorado Springs, Colorado  80907
          --------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:   (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      ---------------------------------------------
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

     As of December 31, 1997, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the National Quotation Bureau, LLC held by non-affiliates of the Registrant was $765,574. As of December 31, 1997, 640,256 shares of Common Stock of the Registrant were outstanding.

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


Forward-Looking Statements
--------------------------

     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Fund. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Fund files with the Securities and Exchange Commission.

                                    PART I

                               ITEM 1. BUSINESS

History and Background
----------------------

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

Financial Information About Industry Segments
---------------------------------------------

     Since inception, the Fund has operated primarily in the venture capital industry and plans to continue to devote a majority of its resources to operations within this arena. However, during the third quarter of fiscal 1993, the Fund acquired a 26,500 square foot office building which was sold effective March 31, 1997 for a net gain of approximately $388,000. In a concurrent transaction structured to qualify as a tax free exchange under section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997, consummated the purchase of 5 acres of undeveloped commercial real estate, and on September 4, 1997, consummated the purchase of a commercial building to lease as a source of income.

     The following table sets forth for each of the Fund's last three fiscal years, the amounts of revenue, operating profit or loss and identifiable assets, attributable to the Fund's investment activities and to the operation of the Fund's office building as of March 31, 1997, and undeveloped and developed commercial real estate purchased on April 1 and September 4, 1997, respectively. The following information should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                              As of or For the Years Ended
                                                       December 31
                                                1997      1996      1995

Investment Income:

          Venture Capital Industry         $ 63,777    $36,057    $ 19,971
          Real Estate                        57,890    170,434     157,565

Net Investment Income (Loss):

          Realized Investment Income        (51,374) 1,549,196      31,889
          Venture Capital Industry          (11,276)  (488,522)   (289,512)

          Real Estate                       (14,520)    59,833      30,570

Identifiable Assets:

          Venture Capital Industry        3,322,424  2,733,821   1,525,053
          Real Estate (land, building,
               and construction in
               progress at cost)            491,242    736,271     661,734



Narrative Description of Business
---------------------------------

     Venture Capital Operations

     The Fund's primary business remains investing in, and making managerial assistance available to, new and developing companies. To this end, effective July 19, 1994, the Fund changed and expanded its Investment Objective. As amended, the Fund's Investment Objective is capital appreciation by making venture capital investments primarily in developing companies located throughout the United States and its territories which the Fund's management believes offer significant growth opportunities. The Fund also invests in more established companies which are experiencing financial difficulties if such companies present special opportunities for growth. Thus, the Fund invests in companies involving a high degree of risk and possessing the potential for significant capital appreciation. In 1997, the Fund purchased certain real estate which management believes represents investments consistent with the Fund's investment objectives.

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

                              PORTFOLIO COMPANIES

     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------

     The Fund, at December 31, 1997, held 31,000 shares of American Educational Products, Inc. common stock, after giving effect to a one-for-five (1:5) reverse stock split. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its quoted market value of $5.875 per share or $182,125. These shares are pledged as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.). The Fund also held, at December 31, 1997, common stock purchase warrants to purchase an additional 40,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $1.375 each or $55,000, representing the difference between their exercise price and the market value of the common stock. The Fund also held at December 31, 1997 common stock purchase warrants to purchase an additional 31,000 shares at an exercise price of $10.00 per share. These warrants were valued at their quoted market price of $0.25 each or $7,750, and are also pledged as collateral on the aforementioned $300,000 promissory note payable.

     ASTEA INTERNATIONAL
     -------------------

     The Fund, at December 31, 1997, held 15,000 shares of Astea International common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.875 per share or $28,125.

     BEAR STAR (fka COLUMBINE HOME SALES, LLC.)
     ------------------------------------------

     The Fund has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0. The Fund also holds a note receivable from Bear Star with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     CABLE AND COMPANY WORLDWIDE
     ---------------------------

     The Fund, at December 31, 1997, held 50,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.125 per share or $6,250.

     COVA TECHNOLOGIES
     -----------------

     The Fund, at December 31, 1997, held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     CUSA TECHNOLOGIES, INC.
     -----------------------

     The Fund, at December 31, 1997, held 30,000 shares of Cusa Technologies, Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.031 per share or $30,938. These shares are pledged as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.).

     DAMACH, INC.
     ------------

     The Fund, at December 31, 1997, held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on December 31, 1996. An agreement was signed on March 4, 1997 to extend this promissory note on a month to month basis or until the Fund makes a written request for payment.

     EXPLORATION COMPANY, THE
     ------------------------

     The Fund, at December 31, 1997, held 36,000 shares of The Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.00 per share or $72,000.

     GEORGESON, PHIL
     ---------------

     The Fund, at December 31, 1997, held a note receivable from Phil Georgeson in the amount of $4,602. The note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     GLOBAL CASINOS, INC.
     --------------------

     The Fund, at December 31, 1997, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The stock is restricted as to sale due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $3.50 per share, or $61,880. The Fund, at December 31, 1997, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at 8% per year, and is due November 1, 1998. This note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $43,904, which is unsecured, accrues interest at 9% per year, is due on demand, and is convertible into Global Casinos, Inc. common stock at $5.00 per share. The Fund holds a third note receivable from Global Casinos, Inc. in the amount of $75,000, which is secured, accrues interest at 12% per year plus an additional 12% fee per year and is due April 15, 1998. The Fund also owns 35,000 Global warrants exercisable at $6.00, 35,000 warrants exercisable at $7.00 and 35,000 warrants exercisable at $8.00 per share, all of which expire as of February 1, 1999 and have been valued at $0 by the Board of Directors.

     GUARDIAN TECHNOLOGIES, INC.
     ---------------------------

     The Fund, at December 31, 1997, held 126,366 shares of Guardian Technologies common stock, after giving effect to a one-for-three (1:3) reverse split. The Fund has pledged 22,500 shares as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.). The stock is restricted due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $2.75 per share or $347,506. The Fund also held warrants to purchase an additional 137,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $.3125 each or $42,813. The Fund has pledged 67,000 warrants as collateral, at December 31, 1997, on a promissory note payable to Redwood Microcap, Inc.

     HAMPTON COURT RESOURCES
     -----------------------

     The Fund, at December 31, 1997, held 12,500 shares of Hampton Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $1.29 per share or $16,162. These shares are pledged as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.).

     KINETIKS.COM
     ------------

     The Fund, at December 31, 1997, held 113,500 shares of Kinetiks.com common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at $0. The Fund also held warrants to purchase and additional 400,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The warrants have been valued by the Board of Directors at $0. The Fund also held a note receivable in the amount of $25,000 which is unsecured, accrues interest at the rate of 10% per year, and is due on demand. The note provides for a default interest rate of 18% and an additional 50,000 warrants for each 30-day period that it goes unpaid.

     LAND RESOURCE CORPORATION
     -------------------------

     The fund, at December 31, 1997, held 10,000 shares of Land Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 each or $10,000.

     LONE OAK VINEYARDS, INC.
     ------------------------

     The Fund, at December 31, 1997, held 49,000 shares of Loan Oak Vineyards, Inc. common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.66 per share or $130,536 which represents an estimate of the underlying fair value of the Fund's interest in Lone Oak Vineyards, Inc. equity.

     MARCO FOODS, INC.
     -----------------

     The Fund, at December 31, 1997, held a note receivable from Marco Foods, an affiliate of the Fund, in the amount of $127,338, which is unsecured, accrues interest at 12% per year and is due on demand.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------

     At December 31, 1997, the Fund held 115,191 shares of Optimax Industries, Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.156 per share or $18,004. The shares of Optimax are pledged as collateral securing the Fund's line of credit with a bank.

     PREMIUM CIGARS, INC.
     --------------------

     The Fund, at December 31, 1997, held 5,000 shares of Premium Cigars common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.5625 per share or $12,813. These shares are pledged as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.).

     REDWOOD BROADCASTING, INC.
     --------------------------

     The Fund, at December 31, 1997, held 255,000 shares of Redwood Broadcasting, Inc. common stock, which stock is restricted as to sale, non-income producing, and has been valued at its quoted market price of $1.75 per share or $446,250. The shares were purchased in exchange for a $300,000, 10 year, 8% promissory note.

     SHIVA CORPORATION
     -----------------

     The Fund, at December 31, 1997, held 2,630 shares of Shiva Corporation common stock, which is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $8.5625 per share or $22,519.

     SOUTHSHORE CORPORATION
     ----------------------

     At December 31, 1997, the Fund held 15,000 shares of Southshore Corporation common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.25 per share or $3,750. These shares are pledged as collateral, at December 31, 1997, on a $300,000 promissory note payable (See Redwood Broadcasting, Inc.).

     TELS CORPORATION
     ----------------

     The Fund, at December 31, 1997, held 30,000 shares of TELS Corporation common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.3125 per share or $9,375.

     TRAINING DEVICES, INC.
     ----------------------

     The Fund, at December 31, 1997, held 20,000 shares of Training Devices, Inc. common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the company's most recent financing in October of 1997.

     USASURANCE GROUP
     ----------------

     The Fund, at December 31, 1997, held 73,500 shares of Usasurance Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.00 per share or $147,000.

     WHITEWING LABS
     --------------

     The Fund, at December 31, 1997, held 20,000 shares of Whitewing Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.75 per share or $15,000.

     WILSHIRE TECHNOLOGIES, INC.
     ---------------------------

     The Fund, at December 31, 1997, held 247 Wilshire Technologies, Inc. warrants, which warrants are restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0 based on their exercise price being greater than the market price of Wilshire Technologies common stock.

                              ITEM 2.  PROPERTIES

     Real Estate Operations
     ----------------------

     During the third quarter of fiscal 1993 the Fund purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Northpark Building"). The Building was acquired primarily to provide office space for the Fund and as a potential source of income. The Fund sold its Northpark Building, effective March 31, 1997. The sale was structured as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, (the "Code"). The proceeds received were utilized to pay approximately $478,000 of mortgage, line of credit and other debt resulting in a net gain of $388,000.

     In a concurrent transaction structured to qualify as a tax-free exchange under Section 1031 of the Code, the Fund, on April 1, 1997, consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodmen Road, Colorado Springs, Colorado (the "Woodmen Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Woodmen Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000 and was paid in cash at the time of closing, utilizing a portion of the proceeds realized by the Fund from the sale of the Northpark Building. The Fund intends to hold this new real estate in a wholly owned subsidiary called Strategic Properties, Inc.

     Real Estate Investments
     -----------------------

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $600,000 and incurred approximately $20,000 of improvements as of December 31, 1997. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 of the Code and borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund as of December 31, 1997, has signed an agreement to lease the Chestnut Building for 8 months and 9 days expiring on September 1, 1998 for $35,000. The tenant agreeing to pay for all property taxes, utilities, insurance and maintenance associated with the building during the term of the lease. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. The tenant as of December 23, 1997, paid the Fund $35,000 prepaid rent through September 1, 1998. The tenant as of January 1998 paid the Fund $7,500 earnest and partial payment of the Chestnut purchase price.

     In addition, effective September 24, 1997, $50,000 of the Northpark Building sale proceeds were utilized to purchase a 20% investment in Plaza Hotel & Apartments, a 40 room hotel, located at 116 East Park Street, Hot Springs Park, Thermopolis, Wyoming, (the "Hotel Investment"), as a tax free exchange under section 1031 of the Code for a total investment of $200,000. The Fund owes $150,000 to Wyoming Resorts, LLC at an 8% per annum interest rate. The Fund is currently under contract to sell the Hotel Investment for $200,000.

     Office Facilities
     -----------------

     The Fund is currently leasing executive office space in the Northpark Building under a lease with the new owners, Northpark, L.L.C., for $900 a month.

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


                           ITEM 3. LEGAL PROCEEDINGS

     In early 1996, the Fund received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC in 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Company was notified by the Commission's Staff that it intends to request that the Commission commence an administrative proceeding against the Company and its directors based upon certain transactions in securities formerly included in the Company's securities portfolio. The Company has responded to the Commission with a written submission which sets forth why there exists no basis in fact or law for such a proceeding. It is impossible to predict whether the Staff will recommend a proceeding against the Company or any of its directors, and if such a recommendation is made, whether the Commission will authorize the institution of a proceeding. There can be no assurance of the outcome of this matter or the ultimate effect on the Fund's financial position.

     Other than the foregoing, the Fund is not a party to any material pending legal proceeding.


             ITEM 4. MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     The Fund did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1997.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

     The outstanding shares of common stock, are traded over-the-counter and quoted in the OTC Electronic Bulletin Board under the symbol "ROCE." The reported high and low bid prices for the common stock are shown below for the period from January 1, 1996 through March 31, 1998:

                                                 Bid
               1996                         Low      High
          --------------------------------------------------

          First Quarter                     1.75      2.00
          Second Quarter                    2.00      2.50
          Third Quarter                     2.50      3.75
          Fourth Quarter                    3.50      4.00

              1997
          --------------------------------------------------

          First Quarter                     4.00      4.125
          Second Quarter                    3.50      4.125
          Third Quarter                     4.00      4.375
          Fourth Quarter                    4.375     4.375

              1998
          --------------------------------------------------

          First Quarter                     4.375     4.43
          (through 03/31/98)


          The high bid price of the Fund's common stock as of March 31, 1998 was $4.43. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

          As of December 31, 1997, there were approximately 106 holders of record of the Fund's common stock. The closing bid price of the stock on that date was $ 4.375.

Dividends

          No cash dividends were paid by the Fund in 1996 or 1997.


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


                       Balance Sheet Data at December 31

---------------------------------------------------------------------------
                            1997         1996     1995     1994     1993
---------------------------------------------------------------------------

Assets
     Investments $3,148,989   $2,154,497  $1,400,374   $ 1,699,582 $1,830,719

     Cash            21,890      499,404       1,193       37,081      9,072
     Property
     and
     equipment,
     net            509,669      764,521     714,918      655,556    660,982
     Other          133,118       51,670      70,302       30,858      3,323
                 -----------  ----------- -----------  ----------- ----------

     Total assets 3,813,666    3,470,092   2,186,787    2,423,077  2,504,096
                 -----------  ----------- -----------  ----------- ----------
Liabilities
     Long-term
       debt,
       current      899,106      262,821     191,627      195,444    165,444
     Payables       164,268      342,107     165,542       65,114    115,879
     Accrued
       interest
       payable        8,565        7,428      19,588       14,628     14,268
     Other accrued
       liabilities   23,011       33,901      39,697       12,500     70,123
     Cash overdraft   8,049          -0-       8,653          -0-     24,522
     Deposits,
       deferred rent
       and taxes     54,334          -0-         -0-          -0-        -0-
     Long-term
       liabilities  351,531      375,103     454,116      428,352    462,274
Accrued income
        taxes           -0-      118,000         -0-          -0-        -0-
                 -----------  ----------- -----------  ----------- ----------

     Total
     liabilities  1,508,864    1,139,360     879,223      716,038    852,510
                 -----------  ----------- -----------  ----------- ----------

     Net assets  $2,304,802   $2,330,732  $1,307,564   $1,707,039  $1,651,586
                 ===========  =========== ===========  =========== ==========
Net assets per
     share (shares
     issued and
     outstanding:
     640,256
     in 1992
     - 1997)     $      3.60  $      3.64 $      2.04  $      2.67 $     2.58

           Statement of Operations Data for Years Ended December 31

---------------------------------------------------------------------------
                                 1997    1996     1995     1994     1993
---------------------------------------------------------------------------


Investment Income        $ 121,667  $ 206,491  $177,536  $166,575  $  67,795
Gain on sale of land
     and building          388,476
Less expenses            535,939    635,180    436,478    531,724    304,139
                         ----------------------------------------------
Net Investment loss        (25,796) (428,689)  (258,942) (365,149)  (236,344)

Net realized gain
     (loss) from sales
     and permanent write-
     downs of securities   (51,374) 1,549,196    31,889   192,577    642,478

Unrealized net
     appreciation
     (depreciation)
     of investments         51,240    (97,339) (172,422)  228,025    188,444
--------- ---------      ----------------------------
Net increase (decrease)
     in net assets
     from investment
     activities          $ (25,930) $1,023,168 $(399,475) $ 55,453  $594,578

Per share amounts:

Net investment loss      $   (0.04) $   (0.67) $  (0.40)  $  (0.56) $  (0.36)

Net realized (losses)
     gains from
     investments             (0.08)      2.42      0.05       0.30      1.00

Net unrealized
     appreciation
     (depreciation) of
     investments              0.08      (0.15)    (0.27)      0.35      0.29

Net increase(decrease)
     in net assets per
     common share from
     investment
     activities          $   (0.04) $    1.60  $   (.62)  $   0.09  $   0.93

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources - December 31, 1997

     During the year ended December 31, 1997, the Fund incurred realized gains from sales of securities (before income tax) and unrealized appreciation of investments. Total assets increased accordingly:

     Investments increased from $2,154,497 on December 31, 1996 to $3,148,989 on December 31, 1997, an increase of $994,492 or 46.2%, primarily due to increases of approximately 7% in the value of the Fund's holdings of American Education Products, 12% in the value of the FunD's holdings of Guardian Technologies, 14% in the value of the Fund's holdings of Redwood Broadcasting and 5% in the value of the Fund's holdings of Usasurance Group. Notes receivable, net of allowances, increased from $313,404 on December 31, 1996 to $458,158 on December 31, 1997, an increase of $144,754 or 46%, attributable to new notes from Global Casinos and Marco Foods. Global Casinos, Inc., an international gaming company and affiliate, comprises approximately 64%, and Marco Foods, Inc., also an affiliate, comprises approximately 28% of total notes receivable. Also contributing to the increase in investments was the purchase of commercial real estate for $621,358, including improvements, and a $200,000 hotel investment. The commercial real estate and hotel investment are under contracts for sale for a total of $975,000, representing an increase in value of approximately $145,000 as of December 31, 1997.

     Cash decreased significantly from $499,404 at December 31, 1996 to $21,890 at December 31, 1997, primarily due to the purchase of property and improvements during 1997. Property and equipment decreased from $764,521 at December 31, 1996 to $509,669 at December 31, 1997, a decrease of 254,852 or 33.3% as a result of the Northpark building sale, which had a carrying value of $775,356 and the purchase of 5 acres of undeveloped commercial real estate and subsequent improvements for $491,2442. Other assets increased from $51,670 as of December 31, 1996 to $133,118 as of December 31, 1997 an
increase of $81,448 or 158%, due to an increase in accrued interest receivable in conjunction with notes receivable and investment securities sold for those securities sold yet awaiting proceeds as of December 31, 1997.

     Based on the foregoing, total assets increased from $3,470,092 at December 31, 1996, to $3,813,667 as of December 31, 1997, an increase of 343,575 or 10%.

     Long-term debt increased significantly from $262,821 as of December 31, 1996 to $899,106 as of December 31, 1997, an increase of $636,285 or 242%.
The increase in long-term debt is mainly attributable to the commercial real estate "Chestnut Building" loan with a balance of $497,528, an increase in margin account balances of $96,885, a $150,000 balance for the Thermopolis Hotel Investment, and a note payable of $281,348 at December 31, 1997, incurred in connection with the purchase of Redwood Broadcasting, Inc. shares. As of December 31, 1997, the Fund had a line of credit for $75,000 with an outstanding balance of $74,500, that accrues interest at 10.5%, collateralized by the Fund's security holdings. As of December 31, 1996, The Fund had an additional line of credit for $100,000 with State Bank & Trust which was paid with the Northpark building sale proceeds on March 31, 1997. Payables decreased significantly from $342,107 at December 31, 1996 to $164,268 at December 31, 1997, mainly attributable to a decrease in trades pending during 1996. The Fund, as of December 31, 1997 had an overdrawn cash account of $8,049.

     As a result, total liabilities increased from $1,139,360 at December 31, 1996 to $1,508,864 on December 31, 1997 an increase of $369,504 or 32.4%

     Due to the increase in liabilities, net assets decreased from $2,330,732 at December 31, 1996 to $2,304,802 at December 31, 1997 and from $3.64 per share to $3.60 per share, respectively, a decrease of $.04 per share or 1.1%.

     Other than the 1998 anticipated sale of the Fund's Chestnut building and Hotel investment, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.

Results of Operations - 1997 Compared to 1996 and 1995

     As a direct result of the sale of the Northpark building as of March 31, 1997, rental income decreased to $57,890 in 1997. This compares with rental income of $170,434 in 1996 and$157,565 in 1995. Interest and dividend income on the other hand increased significantly from $614 in 1995 to $30,248 in 1996 and $63,777 in 1997. This increase is mainly attributable to an increase in notes receivable. As a result of the foregoing, total investment income changed from $177,536 in 1995, to $206,491 in 1996, and $121,667 as of
December 31, 1997.

     Total expenses changed from $436,478 at 1995, to $635,180 at 1996, and $535,939 in 1997. Contributing to the change in expenses from 1996 to 1997 was a decrease in wages and salaries of 16.9%, as one employee became part-time on August 1, 1997; a significant decrease in professional fees of 42.8% due to a decrease in legal fees; travel and entertainment increased 197.1%, as some investments required travel in 1997; building expenses decreased significantly, 58.3% due to the sale of the Northpark building and minimal expenses incurred on the Chestnut building; investment expense decreased 40% as the Fund experienced lower trading activity in 1997; and donations increased 667.1% as the Fund donates approximately $1,000 per month to The Good News Foundation.

     As a result of decreased investment income and expenses in 1997, investment loss decreased to $(414,267) in 1997, compared to $(428,689) in 1996, and $(258,942) in 1995.

     Net realized gain (loss) from sale of investments decreased significantly in 1997 to $(51,374) from $1,549,196 in 1996 and $31,889 in 1995, a decrease of $1,600,570. This decrease is mainly attributable to the sale of Shiva Corp. (fka Airsoft) which increased $1,846,098 in value during 1996. Net unrealized appreciation (depreciation) of investments increased in 1997 to $51,240 from $(97,339) in 1996 and (172,422) in 1995. Net loss from investments was ($134) for 1997.

     Other than the 1998 anticipated sale of the Fund's Chestnut building and Hotel Investment, Management knows of no trends or uncertainties that will have any material impact on the income or expenses of the Fund.

Recently issued accounting pronouncements

     The Financial Accounting Standard's Board recently issued Statement of Financial Accounting Standard (SFAS) No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included on the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially impact the Fund's financial statements.

Year 2000 issues

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company is evaluating and managing the risks and cost associated with this problem, including communicating with brokers, custodians and trust companies, and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Fund's future results of operations is being determined as part of the detailed conversion planning process.


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


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            THE ROCKIES FUND, INC.


                                  YEARS ENDED
                          DECEMBER 31, 1997 AND 1996

                            THE ROCKIES FUND, INC.

                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                               TABLE OF CONTENTS



                                                        Page



Independent auditors' report                            F-3

Financial statements:

     Statements of assets and liabilities         F-4 - F-5

     Schedule of investments                      F-6 - F-11

     Statements of operations                    F-12 - F-13

     Statements of shareholders' equity                 F-14

     Statements of cash flows                    F-15 - F-16

     Statements of changes in net assets                F-17

Notes to financial statements                    F-18 - F-28

                         INDEPENDENT AUDITORS' REPORT


The Shareholders and Directors
The Rockies Fund, Inc.

We have audited the accompanying statements of assets and liabilities of The Rockies Fund, Inc. (the "Fund"), including the schedule of investments as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity, cash flows, and changes in net assets for the years then ended. These financial statements and schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997 and 1996, by correspondence with the brokers or verification by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of The Rockies Fund, Inc. as of December 31, 1997 and 1996 and the results of its operations, its cash flows, and changes in net assets for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 1, the financial statements include securities valued at $256,000 (12% of net assets) at December 31, 1997, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
March 30, 1998
                            THE ROCKIES FUND, INC.
                     Statements of Assets and Liabilities
                          December 31, 1997 and 1996

---------------------------------------------------------------------------
ASSETS                                             1997         1996
---------------------------------------------------------------------------

Investments, at value (cost of $3,118,071,
     1997 and $1,999,819, 1996) (Note 3):
     Restricted and unrestricted securities       $ 1,725,831    $1,841,093
     Notes receivable                                 458,158       138,404
Real estate    965,000                                      -
                                                  ------------   ------------
                                                    3,148,989     1,979,497
Cash:
     Held by related party (Note 6)                         -       391,698
     Held by others                                    21,890       107,706
Investment securities sold (Note 6)                    79,511        15,809
Accrued interest receivable                            53,045        12,789
Receivables from investees (Note 6)                       562        23,072
                                                  -------------  ------------

       Total current assets                         3,303,997     2,530,571
                                                  -------------  ------------

Property and equipment (Notes 2 and 3):
     Land                                             390,000       102,775
     Building                                               -       633,496
Leasehold improvements                                      -        86,614
     Automobile                                        15,162             -
     Furniture and fixtures                             8,739        12,461
Equipment      -                                        1,484
Construction in progress                              101,242             -
                                                  -------------  ------------
                                                      515,143       836,830

       Less accumulated depreciation                    5,474        72,309
                                                  -------------  ------------
                                                      509,669       764,521
                                                  -------------  ------------

Investment in long-term note receivable,
     related party (cost of $175,000)                       -       175,000
                                                  -------------  ------------


Total assets   $                                  3,813,666  $   3,470,092
                                                  -------------  ------------


                                  (continued)
                       See Notes to Financial Statements

                            THE ROCKIES FUND, INC.
               Statements of Assets and Liabilities (Continued)
                          December 31, 1997 and 1996
---------------------------------------------------------------------------
LIABILITIES AND NET ASSETS                         1997         1996
---------------------------------------------------------------------------

Cash overdraft                                  $     8,049    $         -
Payables:
     Trade                                          108,506         71,659
     Construction (Note 2)                           55,762              -
     Related party (Note 6)                               -        153,566
Investment securities purchased (Note 6)                  -        116,882
Accrued liabilities:
     Property taxes and other                        23,011         33,901
     Income taxes  (Note 4)                               -        118,000
     Interest payable                                 8,565          7,428
Current maturities of long-term debt (Note 3):
     Related parties                                172,374          6,500
     Others                                         726,732        256,321
Deposits and deferred rent (Note 2)                  41,334              -
Deferred tax liability (Note 4)                      13,000
                                                -------------------------------
            Total current liabilities             1,157,333        764,257
Security deposits and other liabilities                   -         59,754
Long term debt, net of current maturities
     (Note 3)                                       259,531        315,349
Deferred tax liability (Note 4)                      92,000              -
                                                ---------- -   -----------

            Total liabilities                     1,508,864      1,139,360

Commitments and contingencies
     (Notes 2 and 5)                            -----------    ------------

Net assets and shareholders' equity
     (equivalent to $3.60 per share for
     1997 and $3.64 per share for 1996)         $ 2,304,802    $ 2,330,732
                                                ============   ===========
COMPONENTS OF NET ASSETS

Common stock, $.01 par value; authorized
     5,000,000 shares; 640,256 shares
     issued and outstanding                     $     6,403    $     6,403
                                                ------------   -----------

Additional paid-in capital                        2,901,243      2,901,243
                                                ------------   -----------

Accumulated deficit:
     Accumulated net investment loss             (1,919,099)    (1,893,303)
     Accumulated net realized gains from sales
     of securities                                1,285,337      1,336,711
     Unrealized net appreciation
     (depreciation) of investments                   30,918        (20,322)
                                                -----------    -----------

            Total accumulated deficit              (602,844)      (576,914)


Net assets  $                                   2,304,802  $   2,330,732
                                                ===========    ===========

                                    THE ROCKIES FUND, INC.
                                    Schedule of Investments
                            December 31, 1997 and December 31, 1996
                        Initial        **Cost at  Fair value at   Fair
value at
                             Investment     December 31, December 31,
December 31,
Company          Position          date            1997         1997
1996


Restricted Securities:

American Educational31,000 common shares *** September 1996 $155,000 $182,125$ 145,313
  Products, Inc.* (1)  9,000 common shares   September 1996        -      -
42,188
                          40,000 warrants
                  (exercisable @ $4.50)   September 1996    -     55,000      -
                           31,000 warrants
             (exercisable @ $10.00)***     June 1997      -        7,750      -
                                                      155,000      244,875
187,500

Bear Star, LLC*    5% partnership interest    November 1994  -     -      -

COVA Technologies*    917 common shares      July 1996     20,035   20,035
20,035

Global Casinos, Inc.* (2)3,800 common shares  November 1993 76,000 13,300
16,150
           4,331 common shares    January 1994       50,068       15,159
 18,407 1,724 common shares  January 1994     19,932        6,034      7,327

 1,250 common shares    February 1994      25,000        4,375      5,313

       75 common shares     March 1994             -          263      319
     500 common shares    October 1994       10,000        1,750      2,125

     5,000 common shares    February 1996      17,208       17,500
21,250
    1,000 common shares     March 1996         3,125        3,500      4,250

    105,000 warrants    November 1996           -            -      -
                                                   201,333       61,880
75,140

Guardian Technologies, Inc.* (3)8,333 common sharesFebruary 1997  8,750
  22,916      -
       90,533 common shares     March 1997       126,450      248,966      -
       5,000 common shares      June 1997         6,260       13,750      -
    20,000 common shares ***     August 1997       29,005       55,000      -
     2,500 common shares ***   September 1997       8,061        6,875      -
          70,000 warrants     March 1997        13,440       21,910      -
        67,000 warrants ***     March 1997        12,815       20,903      -
                                                  204,781      390,319      -

Hampton Court Resources12,500 common shares ***September 1997    11,542
   16,162      -

Land Resource Corporation*10,000 common shares March 1997
   10,000       10,000      -

Lone Oak Vineyards, Inc.*35,000 common shares February 1997      35,000
  93,240      -
                       7,000 common shares    October 1997        7,000
 18,648      -
                       7,000 common shares    November 1997       7,000
   18,648      -
                                                                 49,000
  130,536      -

Redwood Broadcasting, Inc.5,000 common shares February 1997           -
  8,750      -
                     200,000 common shares    December 1997     240,000
  350,000      -
                      50,000 common shares    December 1997      60,000
   87,500      -
                                                                300,000
   446,250      -

Training Devices, Inc.20,000 common shares    February 1997      25,000
   40,000      -

Wilshire Technologies, Inc.   247 warrants    December 1997           -
      -      -

Total Restricted Securities                                     976,691
   1,360,057
282,675


Unrestricted Securities:

Alouette Cosmetics     2,500 common shares    November 1996           -
      -      7,500


Astea International    5,000 common shares   September 1996           -
       -
28,438
                       5,000 common shares    November 1996           -
     - 28,438
                      10,000 common shares    February 1997      54,875
   18,750      -
                       5,000 common shares      June 1997        16,354
    9,375      -
                                                                 71,229
  28,125
56,875

Corfacts, Inc.       200,000 common shares      July 1996             -
      -      10,000

Cusa Technologies, Inc.***30,000 common sharesNovember 1997      33,360
  30,938      -

Enhanced Services      2,500 common shares    December 1996           -
      -      8,125


Exploration Company, The7,500 common shares    August 1996            -
       -      41,250
                       3,000 common shares   September 1996           -
      -      16,500
                       7,500 common shares    October 1996            -
     -      41,250
                      36,000 common shares    October 1997      109,080
  72,000      -
                                                                109,080
     72,000
99,000

Healthwatch, Inc.     34,400 common shares    October 1996            -
     -      68,800
                      45,000 common shares    December 1996           -
       -      90,000
                                                                      -
      -      158,800

Image Matrix     10,000 units (1com/1wrnt)      June 1996             -
      -      33,750

J T's Restaurants      1,500 common shares    December 1996           -
     -      3,188


Kinetiks.com          10,000 common shares   September 1996      38,125
       -      6,250

                      11,000 common shares    October 1996       24,313
      -      6,875

                      20,000 common shares    November 1996      12,188
      -      12,500
                      62,500 common shares    December 1996      44,852
    -      39,063
                      10,000 common shares      July 1997         3,281
       -      -
                          400,000 warrantsFebruary 97-September 97
    -            - -
                                                                122,758
      -
64,688

Laser Recording Systems, Inc.100,000 common sharesJune 1995           -
       -      2,000


Optimax Industries, Inc.115,191 common shares ***June 1994      138,229
  18,004
287,978
                  20,000 common shares ***      June 1994             -
       -
50,000
                           12,500 warrants   September 1993           -
      -      9,375

                                                                138,229
   18,004      347,353

Pacific Biometrics, Inc.7,500 common shares   October 1996            -
       -      23,438
                            7,500 warrants    October 1996            -
     -      1,406

                                                                      -
      -      24,844

Poore Brothers         4,000 common shares    December 1996           -
      -      14,250

Progress Software      1,000 common shares    December 1996           -
     -      19,750

Premium Cigars International, Inc.5,000 common shares ***August 199723,893
   12,813      -

S&P 500          10 puts December 1997 550      July 1996             -
    -      5,875

                 10 puts December 1997 550     August 1996            -
    -      5,875

                 20 puts December 1997 550   September 1996           -
    -      11,750
                 40 puts December 1997 600    December 1996           -
    -      33,000
                                                                      -
    -      56,500

S2 Golf, Inc.         20,825 common shares      July 1996             -
    -      19,523

Shiva Corporation      2,630 common shares    December 1996           -
   22,519      91,098

Shopsmith             10,000 common shares   September 1996           -
     -      25,000
                      10,000 common shares    October 1996            -
      -      25,000
                                                                      -
    -      50,000

Southshore Corporation 7,400 common shares     March 1994             -
     -      3,700

                      10,000 common shares    December 1995           -
    -      5,000

                  15,000 common shares ***   September 1997       7,715
   3,750      -
                                                                  7,715
   3,750      8,700


Tampa Bay Corporation 10,000 common shares   September 1996           -
       -      13,750
                       5,000 common shares    December 1996           -
     -      6,785

                                                                      -
     -
20,535

TELS Corporation      20,000 common shares     August 1996       12,813
   6,250      9,376

                      10,000 common shares   September 1996       5,938
  3,125      4,688

                                                                 18,750
  9,375      14,064

Topro, Inc.            2,500 common shares   September 1996           -
      -      6,250

                       2,500 common shares    November 1996           -
     -      6,250

                       2,500 common shares    December 1996           -
     -      6,250

                                                                      -
       -      18,750

Usasurance Group      15,000 common shares      July 1996        94,550
  30,000      60,000
                      10,000 common shares   September 1996      62,750
   20,000      40,000
                       2,500 common shares    October 1996       12,375
   5,000      10,000
                      31,500 common shares    December 1996      73,777
   63,000      126,000
                       1,500 common shares    December 1996           -
     -      6,000

                       2,500 common shares    January 1997        8,750
   5,000      -
                       4,500 common shares      June 1997         6,106
    9,000      -
                       7,500 common shares    December 1997       7,875
    15,000      -
                                                                266,183
   147,000
242,000

Whitewing Labs        20,000 common shares    January 1997       31,350
   15,000      -

Total Unrestricted Securities                                   836,678
  365,774      1,558,418

Total Restricted and Unrestricted                             1,813,369
  1,725,831
1,841,093


Notes Receivable:

Columbine Home Sales, LLC*Note Receivable, 10%
                             due on demand    December 1995           -
   5,814      5,814


Damach                Note Receivable, 12%
                             due on demand    October 1996       32,500
   32,500      32,500

Phil Georgeson        Note Receivable, 12%
                             due on demand     August 1996        4,602
 4,602      15,090

Global Casinos, Inc.*  Note Receivable, 8%
                               due 11/1/98    November 1996     175,000
    175,000      175,000
                       Note Receivable, 9%
                             due on demand     March 1997        43,904
   43,904      -
                      Note Receivable, 24%
                               due 4/15/98     August 1997       75,000
   75,000      -
                                                                293,904
  293,904      175,000

Kinetiks.com          Note Receivable, 10%
                             due on demand    February 1997      25,000
   25,000      -

Marchco Foods, Inc.*  Note Receivable, 12%
                             due on demand    January 1997      127,338
  127,338      -

Navidec, Inc.         Note Receivable, 10%    October 1996            -
     -      25,000

NECO Land Resources, LLC*Note Receivable, 8%
                             due on demand     August 1996            -
    -      10,000

Topro, Inc.           Note Receivable, 12%   September 1997           -
     -      50,000

Subtotal Notes Receivable                                       483,344
  489,158      313,404

Allowance for Doubtful Notes                                          -
  (31,000)     -

Net Notes Receivable                                            483,344
  458,158      313,404

Investments in Real Estate:

Chestnut Building      Land & Building at
                          3515 N. Chestnut
                Colorado Springs, Colorado   September 1997     621,358
   765,000      -

Hotel Investment               Building at
                           116 E. Park St.
                      Thermopolis, Wyoming   September 1997     200,000
   200,000      -

Total Real Estate Investments                                   821,358
   965,000      -


TOTAL INVESTMENTS                                                $3,118,071
  $3,148,989   $2,154,497


* These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entities' Board of Directors.

** After permanent write-downs.

*** These securities have been pledged as collateral on certain long-term debt obligations.


(1) After giving effect to a 1:5 reverse split

(2) After giving effect to a 1:10 reverse split

(3) After giving effect to a 1:3 reverse split

(4) Restricted and unrestricted securities at December 31, 1996, have been reclassified to conform to the 1997 presentation. The total value of the securities classified as restricted and unrestricted at December 31, 1996 were as follows:

                         Restricted  $964,166
                         Unrestricted        876,927
                                     $1,841,093














                  See Notes to Financial Statements

                        THE ROCKIES FUND, INC.
                       Statements of Operations
                Years Ended December 31, 1997 and 1996




                                                   1997         1996


Investment income:
     Rental (Note 2)                            $  57,890   $ 170,434
     Consulting and other services                 10,822
     5,809
     Interest and dividends (Note 6)               52,955      30,248
                                                  121,667     206,491
Expenses:
     Wages and salaries                           141,817     170,762
     Professional fees                             79,579     139,207
     Custodian fees (Note 6)                            -       9,109
     Directors' fees                                7,000       6,000
     Interest                                      62,907      57,519
     Travel and entertainment                      45,959      15,365
     Office    112,449                                         80,973
     Building expenses                             46,072     110,601
     Investment expenses (Note 6)                  25,076      43,679
     Donations                                     15,080       1,965
                                                  535,939     635,180
     Investment loss                             (414,272)  (428,689)

Gain on sale of land and building (Note 2)        388,476           -

     Net investment loss                        $ (25,796)  $(428,689)

Realized and unrealized gain (loss)
      from investments:
     Net realized gain (loss) from
       investments                              $ (51,374)
$1,667,196
     Income tax expense  (Note 4)                       -     118,000)
                                                  (51,374)  1,549,196
     Net unrealized appreciation (depreciation) of investments
       Beginning of year                          (20,322)     77,017
       End of year                                 30,918     (20,322)
     Net unrealized appreciation (depreciation) of investments
     51,240      (97,339)

Net gain (loss)from investments                 $    (134)  $1,451,857

Net increase (decrease) in net assets resulting from operations      $
     (25,930)  $ 1,023,168


Basic per share amounts:
     Net investment loss                        $   (0.04)  $   (0.67)
     Net realized gain (loss) from investments      (0.08)       2.42
     Net unrealized appreciation (deprecation) of investments
     0.08      (0.15)
               $ (0.04)                         $   1 .60
Weighted average common shares outstanding        640,256     640,256

                                    THE ROCKIES FUND, INC.
                              Statements of Shareholders' Equity
                            Years Ended December 31, 1997 and 1996


  Accumulated deficit


Accumulated
                                                                         net
realized
                                                                        gains
(losses)
                                                Accumulated    from sales
                                      Unrealized net
                               Additional         net       and permanent
                                       appreciation
                    Common         paid-in      investment       write-
downs                                 (depreciation)       Net
                  stock         capital         loss       of securities
                                      of investments       assets


Balances at January 1, 1996
 $   6,403      $2,901,243     $(1,464,614)   $(212,485)
            $                           77,017   $     1,307,564

Net investment loss
                                         (428,689)
                                                       (428,689)
Net realized gain on investments
        1,549,196


            1,549,196
Unrealized net depreciation
            of investments
                                        (97,339)       (97,339)
Balances at December 31, 1996
      6,403      2,901,243     (1,893,303)     1,336,711
                                        (20,322)       2,330,732

Net investment loss
                                                   (25,796)
                                                       (25,796)
Net realized loss on investments
          (51,374)
                                                       (51,374)
Unrealized net appreciation
            of investments
                                        51,240         51,240
Balances at December 31, 1997           $   6,403      $2,901,243
  $(1,919,099)   $1,285,337
            $                           30,918   $     2,304,802

                                    THE ROCKIES FUND, INC.
                                   Statements of Cash Flows
                            Years Ended December 31, 1997 and 1996



                                             1997  1996

Cash flows from operating activities:
          Net investment loss                     $(25,796)   $(428,689)
          Net realized (loss) gain from investments           (51,374)1,549,196
                                                  (77,170)  1,120,507
          Adjustments to reconcile net investment
          loss and net realized (loss) gain from investments
          to net cash used in operating activities:
            Net realized (loss) gain from investments         51,374 (1,667,196)
            Gain on sale of land and building   (388,476)           -
            Depreciation expense                  10,030       27,348
            Decrease (increase) in operating assets:
             Accrued interest receivable         (40,256)     (10,659)
             Receivable from investees            22,510       38,446
             Investment securities sold and other assets      (63,702)(9,155)
            Increase (decrease) in operating liabilities:
             Payables                           (177,839)     237,606
             Accrued liabilities                (127,753)     138,551
             Deposits and deferred rent           34,080          792

               Net cash used in operating activities          (757,202)(123,760)

Cash flows from investing activities:
          Proceeds from sales of investments   2,313,477    4,567,702
          Purchases of investments            (2,188,031)  (3,855,325)
          Proceeds from sale of land and building1,080,000      1,000
          Purchase of property                  (390,000)      (3,414)
          Capital expenditures - construction in progress    (101,242)-

               Net cash provided by investing activities      714,204 709,963


                                          (continued)

                                    THE ROCKIES FUND, INC.
                             Statements of Cash Flows (Continued)
                            Years Ended December 31, 1997 and 1996



                                           1997  1996

Cash flows from financing activities:
          Increase (decrease) in cash overdraft    8,049       (8,653)
          Proceeds from long-term debt                 -       96,022
          Repayment of long-term debt           (442,565)    (175,361)

             Net cash used in financing activities            (434,516)(87,992)

Net increase (decrease) in cash                 (477,514)     498,211

Cash at beginning of year                        499,404        1,193

Cash at end of year                               $21,890     $499,404

Supplemental disclosure of cash flows information:

  Cash paid for interest                          $61,770     $ 69,671


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

During 1997, the Fund purchased a 20% interest in a Hotel Investment property in exchange for a
$150,000 promissory note payable and $50,000 cash, the Fund purchased 250,000 shares of Redwood
Broadcasting, Inc. in exchange for a $300,000 note payable, and the Fund purchased the Chestnut
Building investment in exchange for a $500,000 mortgage note payable and $100,000 cash.

                        THE ROCKIES FUND, INC.
                  Statements of Changes in Net Assets
                Years Ended December 31, 1997 and 1996



                                             1997  1996

Increase (decrease) in net assets
          from investment activities:

            Net investment loss                   $(25,796)   $(428,689)

            Net realized (loss) gain from investments
             (net of income tax expense of $118,000
             in 1996)                            (51,374)   1,549,196

            Net unrealized appreciation (depreciation)
               of investments                     51,240      (97,339)

            Net increase (decrease) in net assets from
             investment activities               (25,930)   1,023,168

Net assets at beginning of year                2,330,732    1,307,564

Net assets at end of year                         $2,304,802  $2,330,732

                        THE ROCKIES FUND, INC.

                     NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1997 AND 1996


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

     The Fund currently makes investments in small public and private companies, some of which are in the early stages of development with little or no operating history, or more developed companies that operate at losses or which experience substantial fluctuations in operating results. These companies may also need substantial capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition and risk of product and technological obsolescence or rapidly changing regulatory environments which could adversely affect such companies' operations. These companies may have insufficient cash flow to service their debt obligations, including bridge loans made by the Fund. As a result, no assurance can be provided that the Fund's investments will not result in substantial or complete losses. The Fund's management serves on the boards of directors of a number of its portfolio companies. In 1997, the Fund also invested in commercial real estate ventures located in Colorado and Wyoming.

     A significant portion of the Fund's investments consists of securities that are subject to restrictions on sale. Restricted securities cannot be sold publicly without prior agreement with the issuer to register these securities under the Securities Act of 1933, as amended (the "Act"), or by selling such securities under Rule 144 of the Act, or other rules under the Act which permit only limited sales under specified conditions. The Fund's ability to sell its investments in restricted securities may be limited by, and subject to, the lack or limited nature of a trading market for such securities. These limitations could prevent or delay any sale of the Fund's securities or reduce the amount of proceeds that might otherwise be realized. Restricted securities generally sell at a price lower than similar securities that are not subject to restrictions on sale. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an Underwriter or a Controlling Person for the purposes of the Act, and be subject to liabilities as such under the Act.

     As shown in the accompanying financial statements, the Fund incurred net investment losses in 1997 and 1996. The Fund may be required to liquidate investments or obtain debt or equity financing to fund operations in the future.

     Investment valuation and transactions:

     Securities listed or traded on an exchange are valued at their last bid price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued at the closing bid price on the valuation date. Securities traded in the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are unsecured and are valued at net realizable value. The Fund performs on-going evaluations regarding collectibility of receivables and provides allowances for potential losses.

     In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined by the Fund's Board of Directors (the "Board"). Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. The estimated fair value of restricted securities at December 31, 1997 and 1996 total approximately $1,360,000 and $964,000, respectively. The estimated fair value of restricted securities whose values have been estimated by the Board in the absence of readily attainable market values is approximately $256,000 and $30,000 at December 31, 1997 and December 31, 1996, respectively.

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

     In September 1997, the Fund purchased two commercial real estate investments located in Colorado and Wyoming. At December 31, 1997, these investments are under contract for sale in 1998, and are recorded at their estimated fair values, which is based on the agreed-upon, respective sales prices of these properties (Note 2).

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Recently issued accounting pronouncements:

     The Financial Accounting Standard's Board recently issued Statement of Financial Accounting Standard (SFAS) No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included on the statement of operations including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially impact the Fund's financial statements.

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

     Property and equipment:

     Property and equipment is recorded at cost. Deprecation is provided over the estimated useful lives of the assets using the straight-line method as follows: furniture, fixtures, automobile and equipment, 3 to 10 years; leasehold improvements, 6 to 8 years; building, 40 years. Assets under construction are not depreciated until placed into service.

     Management assesses the carrying value of long-lived assets for impairment when circumstances warrant such a review, primarily by considering available appraisal information and current and projected income and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized based on the difference between the assets' carrying values over the estimated fair values. Based on management's review, the Fund does not believe that any long-lived asset impairments occurred in 1997.

     Earnings (loss) per share:

     The Company adopted SFAS No. 128 during 1997. This statement requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted EPS in 1997 and 1996. The adoption of SFAS No. 128 did not impact previously reported EPS.

     Reclassifications:

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   Real estate transactions:

     Real estate operations:

     Through March 31, 1997, the Fund owned a building and land located in Colorado Springs, Colorado (the "Northpark Building"). The Fund occupied certain office space in this building and leased the remaining space to other parties under leases expiring through 2002. Effective March 31, 1997, the Fund sold the Northpark Building, as well as building improvements net of certain liabilities for $1,080,000. The Fund paid the related mortgage and other liabilities of approximately $478,000 and transferred the existing leases to the new building owner. The Fund recognized a $388,000 gain on the transaction. The Fund is currently leasing office space in the Northpark Building from the new owner on a month-to-month basis. Lease expense for 1997 was approximately $8,100.

     On April 1, 1997, the Fund purchased five acres of undeveloped commercial land, also located in Colorado Springs, Colorado (the "Woodmen Property"), for $390,000. The Fund intends to develop and build a commercial office building on this property. Through December 31, 1997, the Fund incurred approximately $101,000 of land development and building design costs, which are recorded as construction in progress.

     Real estate investments:

     During 1997, the Fund purchased two real estate investments located in Colorado and Wyoming. In September 1997, the Fund purchased a 49,000 square foot commercial office building located in Colorado Springs, Colorado (the "Chestnut Building") for $100,000 cash and a $500,000 mortgage note payable. In December 1997, the Fund entered into an agreement to lease the Chestnut Building to an unrelated party for $35,000 through August 1998, at which time the party has agreed to purchase the building for $775,000. The Fund received the $35,000 rent in 1997, which has been recorded as deferred rent.

     In September 1997, the Fund also purchased a 20% interest in a 40-room hotel located in Thermopolis, Wyoming (the "Hotel Investment"), for $50,000 cash and a $150,000 promissory note payable. The Hotel Investment was purchased from a party who is a shareholder and board member of certain Fund investee companies. In March 1998, the Fund entered into a contract to sell the 20% interest back to this party for $200,000.
3.   Long-term debt:
                                                     1997        1996
          Related parties:

          Note payable, interest at 8%, default interest at
          12%, due through September 1998, collateralized
          by the Hotel Investment                   $150,000   $-

          Notes payable, interest at 7%-12%,
          unsecured, due on demand                    9,244    6,500

          Note payable, non-interest bearing, paid in March
          1998, collateralized by certain Fund investments in
          securities                                           13,130
             -

            Total related parties                   172,374    6,500

                                                     1997        1996
          Others:

          Line of credit, interest at prime plus 2%
          (10.5% at December 31, 1997), due May 1998,
          collateralized by certain Fund investments in
          securities, $500 remaining credit available
          at December 31, 1997                       74,500   74,500

          Line of credit, interest at prime plus 2%
          (10.25% at December 31, 1996), collateralized
          by the Northpark Building, paid March 31, 1997
          in connection with the sale of Northpark Building   -
          100,000

          Note payable, interest at 8%, principal and
          interest due in monthly installments of $3,640,
          due January 2007, collateralized by
          certain Fund investments in securities    281,348   -

          Mortgage note payable, interest at prime plus 1.25%
          (9.75% at December 31, 1997), principal and
          interest due in monthly installments of $4,790,
          remaining principal and interest due August 2002,
          collateralized by the Chestnut Building and an
          assignment of rents                                 497,528
               -

          Mortgage note payable, interest at 8%, collateralized
          by Northpark Building, paid March 31, 1997 in
          connection with the sale of Northpark Building      -
          358,436

          Note payable, interest at 8%,
          unsecured, paid in March 1997                   -   14,125

          Borrowings on margin accounts, variable interest rates
          (8% and 9.5% at December 31, 1997), due on demand   121,494
               24,609

          Other long-term obligation                 11,393   -

            Total others                                      986,263
                 571,670

               Total long-term debt               1,158,637   578,170


               Less current maturities             (899,106)
               (262,821)

                                                  $  259,531  $
315,349

          Aggregate long-term debt maturities  are as follows:

                    1998           $899,106
                    1999            23,629
                    2000            25,590
                    2001            27,715
                    2002            30,015
                    Thereafter     152,581
                                         $             1,158,636

     The weighted average interest rate on all debt for 1997 and 1996 was 8.8%. Interest expense incurred on related party debt was $5,362 and $3,567 in 1997 and 1996, respectively.

4.   Income taxes:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Income tax expense (benefit) consists of the following:

                               1997           1996
          Current:
            Federal           $(94,000)      $100,000
            State            (11,000)        18,000
                            (105,000)       118,000
          Deferred
            Federal           94,000              -
            State             11,000              -
                             105,000              -
                              $    -         $118,000


     The reconciliation between the statutory federal expense
     (benefit) and the effective tax  is as follows:

                                                   1997         1996

               Statutory federal income tax expense (benefit) (34%)  $
               (9,000)                            $388,000
               State taxes, net of federal income tax benefit  (1,000)
                                                  37,000
               Net operating losses not utilized (utilized)    10,000
                                                  (315,000)
               Alternative minimum tax                 -        8,000

               Income tax expense                 $    -      $118,000
4.   Income taxes (continued):

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                 1997          1996

          Deferred tax assets:
            Net operating loss carryforwards   $58,000       $    -
            Investments, unrealized net losses                9,575
            Less valuation allowance                         (9,575)

            Net deferred tax assets             58,000            -
          Deferred tax liabilities:
            Investments, unrealized net gains  (13,000)           -
            Property and equipment, deferred gain
(150,000)   -

            Gross deferred tax liabilities    (163,000)           -

            Net deferred tax liabilities       $(105,000)    $    -

     At December 31, 1997, the Fund has approximately $150,000 of net operating loss carry forwards which expire through 2012.

5.   Commitments and contingencies:

     Securities and Exchange Commission investigation:

     Beginning in 1994, the United States Securities and Exchange Commission (the :"SEC") began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of one of its officers.

     In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors for certain alleged violations of federal securities laws. In July 1997, the Fund received notification that the SEC was planning to recommend an enforcement action against the Fund's President for certain additional alleged violations of SEC laws.

     The SEC invited the Fund and the Fund's president to make submissions setting forth the position and arguments of the Fund and the Fund's president regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. The Fund's president also did so in August 1997. The Fund has not received a response to the submissions and has not been advised of any timetable for the SEC staff to make its final determination about whether to recommend an enforcement action. Management is unable to predict, with any certainty, the outcome of the investigation, or the ultimate effect on the Fund.

     Employee benefits:

     The Fund maintains a salary-deferred, simplified employee pension plan. Employer contributions are discretionary, and there were no employer contributions in 1997 and 1996.

     Consulting agreement:

     In October 1996, the Fund entered into an agreement with a former officer of the Fund, whereby the former officer provided consulting services for $1,000 a month. The agreement was terminated in 1997. Consulting expense for 1997 and 1996 was $12,000 and $2,000, respectively.

6.   Transactions with investees and related parties:

     Receivables from investees represent reimbursable expenses totaling $562 and $23,072 at December 1997 and 1996, respectively.

     The Fund utilizes a brokerage and trust company as primary custodian of its securities. This company is also the majority shareholder of the Fund. Custodial fees incurred in 1997 and 1996 were $13,234 and $8,900, respectively, and at December 31, 1996, the Fund has a payable due to this affiliate, for investment securities purchased, of approximately $153,566. As of December 31, 1997, the Fund has a receivable due from this affiliate for investment securities sold of $4,959.



                               PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Fund, and age of each director and officer are as follows:

                                                  Officer/
                                                  Director
Name                         Age                TitleSince


Stephen G. Calandrella       37              President,1991
                                      Chief Executive Officer,
                                             and Director

Charles C. Powell            44               Director1991

Clifford C. Thygesen         63               Director1991

Barbara A. Hamstad           32       Chief Accounting Officer1996
                                            and Treasurer

Windy D. Haddad              25     Chief Administrative Officer1996
                                            and Secretary


     Stephen G. Calandrella, President and Director. Mr. Calandrella has been President and a Director of The Rockies Fund, Inc. since February, 1991, and Chief Executive Officer since January 30, 1994. Mr. Calandrella has previously served as a Director of Kelly Motors, Ltd., Good Times Restaurants, Inc., Southshore Corp., and Cogenco International, Inc. Mr. Calandrella also served as a Director for Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Company Act of 1940. Mr. Calandrella currently serves as Interim President and a member of the Board of Directors of Global Casinos, Inc., a publicly-held company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties; and as a Director of Optimax Industries, Inc., a NASDAQ listed holding company; American Educational Products, a NASDAQ listed supplier of childrens' learning tools; and Guardian Technologies, a NASDAQ listed maker of bullet proof vests; and Gold
Capital Corporation, a publicly traded mining company.   Mr.
Calandrella has also engaged in financing and consulting activities for development stage companies, which consist of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructuring, as well as arranging for bridge loans and equity purchases.

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

     Clifford C. Thygesen, Director. Mr. Thygesen has been a director of the Fund since February, 1991. Mr. Thygesen has also been a Director of American Educational Products, Inc. since 1986, and President since January, 1996. American Education Products is a publicly traded company involved in the manufacture and distribution of educational products, with principal offices in Boulder, Colorado. Mr. Thygesen is also a current Director of Wall Street Racing Stables, a publicly-traded company involved in the ownership, racing and breeding of thoroughbred horses. Mr. Thygesen is also a partner in two land development firms located on Colorado Springs and Fleming,
Colorado and a Director of Usasurance Group.   From 1971 to 1973, Mr.
Thygesen was Vice-President of Operations for the Ithaca Gun Company of Ithaca, New York, a manufacturer of high quality firearms. From 1973 to 1976, Mr. Thygesen served as President of Alpine Designs Corporation, a company which produces backpacking equipment, ski wear and hunting apparel. From 1977 to 1981, he served as Vice-President of Manufacturing for Pure Cycle Corporation, a company that designed water recycling systems for residential use. From 1981 until February, 1988, Mr. Thygesen was President, Chief Operating Officer and a Director of Tri Coast Environmental Corporation, formerly Colorado Venture Capital Corporation. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

     Barbara A. Hamstad, Mrs. Hamstad has served as Internal Accountant for The Rockies Fund, Inc. since September of 1993 and as Chief Accounting Officer and Treasurer since September, 1996. Mrs. Hamstad also serves as Secretary and Director for Marco Foods, Inc., a small public shell actively trading in the stock market. Prior to Mrs. Hamstad's accounting positions she worked as a Vendor Cost Analyst for Raytheon in Santa Barbara, California. From January, 1989, through June, 1992, she analyzed vendor cost proposals for subcontracted components, conducted on-site evaluations of subcontractors, and developed price recommendations based on detailed analyses of cost structure. From June 1987 through August 1988, she worked as a Financial Assistant at IDS Financial Services in San Luis Opisbo, California. Mrs. Hamstad graduated from California Polytechnic State University, San Luis Obispo, CA, with a bachelor's degree in Business Administration, concentrating in Financial Management.

     Windy D. Haddad, has worked for The Rockies Fund, Inc. since August 9, 1993 and has served as Chief Administrative Officer since October 1, 1995 and as Corporate Secretary since September 1, 1996. Ms. Haddad currently serves as Corporate Secretary of Global Casinos,
Inc., a NASDAQ listed gambling company.   She also serves as Vice
President, Secretary and Director of Land Resources Corporation, a real estate development Fund with operations in Flemming, Colorado, and as a Director of Lone Oak Vineyards a 40 acre vineyard property in Napa Valley, California. Ms. Haddad graduated from Colorado College in 1993, earning her Bachelor of Arts Degree in Economics.

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

     During the fiscal year ended December 31, 1997, the Fund had four
(4) directors meetings which were attended in person by all of the Fund's directors. The Fund does not have a standing audit, nominating or compensation committee of the Board of Directors, or committees performing similar functions.

           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Under the Securities Laws of the United States, the Fund's Directors, its Executive (and certain other) officers, and any persons holding more than ten percent (10%) of the Fund's common stock are required to report their ownership of the Fund's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Fund is required to report in this Report any failure to file. Based upon information provided to the Company, all of these filing requirements were satisfied by its Officers and Directors and ten percent holders as of December 31, 1997.

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


                      SUMMARY COMPENSATION TABLE


                                       Long Term Compensation
            Annual Compensation            Awards           Payouts

                            Other
Name                       Annual Restricted
and                        Compen-   Stock         LTIP All Other
Principal      Salary       Bonus   sationAward(s)   Options/Payouts
Compensa-
Position  Year   ($)   ($)   ($)      ($)  SARs(#)      ($) tion ($)


          1997 $48,000 -0-   -0-     $-0-    -0-    -0-    -0-
Stephen G.
Calandrella,    1996 $48,000 -0-      -0-$-0-    -0-    -0- -0-
President
          1995 $48,000 -0-   -0-     $-0-    -0-    -0-    -0-


     No other executive officer of the Fund received compensation during the years ended December 31, 1997, 1996 or 1995, in excess of $100,000.

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

     Mr. John R. Overturf, Jr. resigned as Vice President of The Rockies Fund Inc, effective August 28, 1996 and he signed a Consultant Agreement with The Rockies Fund, Inc., effective October 1, 1996, as a consultant for the Fund's Chestnut Building and other real estate transactions at $1,000 per month and subject to a 30 day cancellation
by either party in writing.   Mr. Craig T. Rogers resigned as Chief
Operating Officer and Secretary, effective  October 1, 1996.
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT

     The following table sets forth as of December 31, 1997, the number of shares of the Fund's common stock owned by each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Fund's outstanding shares of common stock, sets forth the number of shares of the Fund's outstanding common stock beneficially owned by each of the Fund's current directors and officers and sets forth the number of shares of the Fund's common stock beneficially owned by all of the Fund's current directors and officers as a group:

Title of  Name and Address               Amount and Nature
Percent
Class     of Beneficial Owner       of Beneficial Ownership(1)
of Class
______________________________________________________________________
___________

Common    D.A Davidson & Co.(2)              233,367
36.4%
Stock     8 Third Street, North
                  Great Falls, Montana 59401

Common    Stephen G. Calandrella(3)          234,000
36.5%
Stock

Common    Charles C. Powell                      -0-
0.0%
Stock

Common    Clifford C. Thygesen                 2,000
0.3%
Stock

Common    Barbara A. Hamstad                   1,500
0.2%
Stock

Common    Windy D. Haddad                      1,500
0.2%
Stock

Common    All Officers and                   239,000
37.3%
Stock     Directors as a
                  Group (5 Persons)


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



       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Notes payable to related parties at December 31, 1997 include $6,500 payable to a related party of the Fund's President, which note is unsecured, carries interest at the rate of twelve percent (12%) per annum, and is due upon demand.

     The Fund currently holds a 5% ownership interest in Bear Star, LLC., formerly a wholly owned subsidiary of Columbine Home Sales, LLC., and therefore Bear Star, LLC. would be considered to be an affiliated company as a result of the Fund's ownership during 1996.

     As a result of the Fund's investment during 1997 and/or position on the entity's Board of Directors, the Fund would, at various times during fiscal 1997, be considered to have been an affiliate of American Educational Products, Inc., Guardian Technologies, Inc., Global Casinos, Inc., Optimax Industries, Inc., Southshore Corporation, Cova Technologies, Kinetiks.com and Neco Land Resources, LLC.

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

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     a.   1.   Financial Statements.

               Independent Auditors' Report;

               Statements of Assets and Liabilities - December 31,
1997 and 1996;

               Schedules of Investments - December 31, 1997 and 1996;

               Statements of Operations - Years Ended December 31,
1997 and 1996;

               Statements of Stockholders' Equity - Years Ended
                    December 31, 1997 and 1996;

               Statements of Cash Flows - Years Ended December 31,
1997 and 1996;

               Statements of Changes in Net Assets - Years Ended
                    December 31, 1997 and 1996;

               Notes to Financial Statements - December 31, 1997 and
1996

            2. Financial Statement Schedules.

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

     b.   Current Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ended December 31, 1997.

     c.   Exhibits.

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

             10(c) Agreement Concerning the Change in Management incorporated by reference to Exhibit A to the Fund's Notification Pursuant to Rule 14f-1.

             10(d)    Subscription Agreement incorporated by
                      reference to Exhibit A to the Fund's
                      Notification Pursuant to Rule 14f-1.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ROCKIES FUND, INC.

Date:                         By:
                              Stephen G. Calandrella, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Position            Date



                              President, Director
Stephen G. Calandrella                  Chief Executive Officer



                              Director
Charles M. Powell



                              Director
Clifford C. Thygesen

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ROCKIES FUND, INC.

Date:          4/15/98             By:  /s/ Stephen G. Calandrella
                                   Stephen G. Calandrella, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Position            Date



/s/ Stephen G. Calandrella              President, Director
4/15/98
Stephen G. Calandrella                  Chief Executive Officer



/s/ Charles M. Powell                   Director            4/15/98

Charles M. Powell



/s/ Clifford C. Thygesen           Director            4/15/98
Clifford C. Thygesen