Form 10-Q
period 1998-03-31
ROCKIES FUND INC
filed 1998-05-15
CIK 725260

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

          [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1998

                                          OR

        [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from ____ to ____

                            Commission file number 0-12444


                                THE ROCKIES FUND, INC.
                                ----------------------
                (Exact Name of Registrant as Specified in its Charter)


          Nevada                                              84-0928022
          ------                                            -----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


4465 Northpark Drive, Colorado Springs, Colorado                   80907
------------------------------------------------                   -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:          (719) 590-4900
                                                             --------------

                                          N/A
                  ---------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes          [ X ]   No[  ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1998, the Company had 640,256 shares of its $.01 par value common stock outstanding.

                                         INDEX


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Statement of Assets and Liabilities at March 31, 1998 (unaudited) and December 31, 1997 (audited)

      Schedule of Investments and Restricted Securities (unaudited)

      Statement of Operations for the Three Months Ended March 31, 1998 and March 31, 1997 (unaudited)

      Statements of Stockholders' Equity for the Three Months Ended March 31, 1998 (unaudited), and Years Ended December 31, 1997 and 1996 (audited)

      Statement of Changes in Net Assets as of March 31, 1998 and March 31, 1997 (unaudited)

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

                            PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. (the "Fund" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


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

                                THE ROCKIES FUND, INC.
                          STATEMENT OF ASSETS AND LIABILITIES
                         MARCH 31, 1998 AND DECEMBER 31, 1997

                                                           As of          As of
                                                         March 31,    December 31,
                                                           1998           1997
                                                        (unaudited)     (audited)
                                                        -----------    -----------
ASSETS

Investments at value (cost of $2,196,410, 1998
and $1,813,369, 1997)(See accompanying schedule):
  Restricted and unrestricted securities               $  1,772,129   $ 1,725,831
  Notes receivable                                          459,984       458,158
  Real estate (cost of $621,358, 1998 and
    $821,358, 1997)                                         756,000       965,000
                                                         -----------   -----------

                                                          2,997,113     3,148,989
Cash:
  Held by others                                             14,472        21,890
  Investment securities sold                                      0        79,511
  Accrued interest receivable held by others                 56,282        53,045
  Receivables from investees                                    353           562
                                                         -----------   -----------

  Total Current Assets                                    3,068,220     3,303,997
                                                         -----------   -----------
Property & Equipment:
  Land                                                      390,000       390,000
  Automobile                                                 15,162        15,162
  Furniture and fixtures                                      8,739         8,739
  Constructions in progress                                 101,242       101,242
                                                         -----------   -----------

                                                            515,143       515,143

Less Accumulated Depreciation                                (7,287)       (5,474)
                                                         -----------   -----------
                                                            507,856       509,669
                                                         -----------   -----------

TOTAL ASSETS                                              3,576,076     3,813,666

LIABILITIES
Cash overdraft:                                                   0         8,049
Payables:
  Trade                                                     125,512       108,506
  Construction                                               55,000        55,762
Accrued liabilities:
  Property taxes and other                                        0        23,011
  Interest payable                                            5,135         8,565
Current maturities of long-term debt:
  Related parties                                             6,500       172,374
  Others                                                    624,766       726,732
Deposits and deferred rent                                   28,646        41,334
Deferred tax liability, current                                   0        13,000
                                                         -----------   -----------

  Total Current Liabilities:                                845,559     1,157,333

Long term debt, net of current maturities                   255,550       259,531
Deferred tax liability                                       94,500        92,000
                                                         -----------   -----------
  Total Liabilities                                       1,195,609     1,508,864

NET ASSETS and STOCKHOLDER'S EQUITY                    $  2,380,467   $ 2,304,802
(Equivalent to $3.72 per share at March 31,              ===========   ===========
 1998 and $3.60 per share at Dec. 31, 1997)

COMPONENTS OF NET ASSETS
Common Stock, $.01 par value, Authorized
 5,000,000 shares; 640,256 issued and outstanding      $      6,403   $     6,403
                                                         -----------   -----------

Additional paid-in capital                                2,901,243     2,901,243
                                                         -----------   -----------
Accumulated (deficit):
  Accumulated net investment loss                        (2,007,564)   (1,919,099)
  Accumulated net realized gain from
  sales and permanent write-downs of securities           1,301,039     1,285,337
  Unrealized net appreciation of investments                179,346        30,918
                                                         -----------   -----------
Total accumulated deficit                                  (527,179)     (602,844)
                                                         -----------   -----------
NET ASSETS                                             $  2,380,467   $ 2,304,802

                      See Notes to Unaudited Financial Statements

                                              THE ROCKIES FUND, INC.
                                              Schedule of Investments
                                       March 31, 1998 and December 31, 1997

                                                          Initial      **Cost at    Fair value at   Fair value at
                                                        Investment     March 31,      March 31,     December 31,
Company                                 Position           date          1998           1998            1997
-------                               --------------    ----------     ----------    -----------    ------------
Restricted Securities:
---------------------

American Educational              29,000 common stock     Sep-96     $ 145,000.00   $ 232,000.00    $ 170,375.00
Products, Inc.*(1)                 2,000 common stock     Sep-96                -              -       11,750.00
                                  20,000 warrants(ex.
                                    @ $4.50)              Sep-96             0.00      70,000.00       27,500.00
                                  20,000 warrants(ex.
                                    @ $4.50               Sep-96                -              -       27,500.00
                                  16,000 warrants(ex.
                                    @ $10,00)             Jun-97             0.00      20,000.00        4,000.00
                                  15,000 warrants(ex.
                                    @ $10.00              Jun-97                -              -        3,750.00
                                                                       ----------    -----------     -----------
                                                                       145,000.00     322,000.00      244,875.00

Bear Star, LLC*                   5% partnership
                                    interest              Nov-94             0.00           0.00            0.00

COVA Technologies*                917 common stock        Jul-96        20,035.00      20,035.00       20,035.00

Global Casinos, Inc.*(2)          3,800 common stock      Nov-93        76,000.00      10,450.00       13,300.00
                                  4,331 common stock      Jan-94        50,068.00      11,910.00       15,159.00
                                  1,724 common stock      Jan-94        19,932.00       4,741.00        6,034.00
                                  1,250 common stock      Feb-94        25,000.00       3,438.00        4,375.00
                                  75 common stock         Mar-94             0.00         206.00          263.00
                                  500 common stock        Oct-94        10,000.00       1,375.00        1,750.00
                                  5,000 common stock      Feb-96        17,208.00      13,750.00       17,500.00
                                  1,000 common stock      Mar-96         3,125.00       2,750.00        3,500.00
                                  105,000 warrants        Nov-96             0.00           0.00            0.00
                                                                      -----------    -----------     -----------
                                                                       201,333.00      48,620.00       61,880.00

Guardian Technologies,
  Inc.*(3)                        8,333 common stock      Feb-97         8,750.00      20,833.00       22,916.00
                                  90,533 common stock     Mar-97       126,450.00     226,335.00      248,966.00
                                  5,000 common stock      Jun-97         6,260.00      12,500.00       13,750.00
                                  20,000 common stock     Aug-97        29,005.00      50,000.00       55,000.00
                                  2,500 common stock      Sep-97         8,061.00       6,250.00        6,875.00
                                  137,000 warrants        Mar-97        26,255.00      34,250.00       42,813.00
                                                                     ------------   ------------    ------------
                                                                      204,781.00      350,168.00      390,319.00

Hampton Court Resources           12,500 common stock     Sep-97        11,542.00      24,375.00       16,163.00

Land Resource Corporation*        10,000 common stock     Mar-97        10,000.00      10,000.00       10,000.00

Lone Oak Vineyards, Inc.*(4)      35,000 common stock     Feb-97        35,000.00      93,240.00       93,240.00
                                  7,000 common stock      Oct-97         7,000.00      18,648.00       18,648.00
                                  7,000 common stock      Nov-97         7,000.00      18,648.00       18,648.00
                                                                     -------------  ------------    ------------
                                                                       49,000.00      130,536.00      130,560.00

Redwood Broadcasting,
  Inc.(5)                         5,000 common stock      Feb-97             0.00       8,750.00        8,750.00
                                  200,000 common stock    Dec-97       240,000.00     350,000.00      350,000.00
                                  50,000 common stock     Dec-97        60,000.00      87,500.00       87,500.00
                                                                     -------------  ------------    ------------
                                                                       300,000.00     446,250.00      446,250.00

Training Devices, Inc.            20,000 common stock     Feb-97        25,000.00      40,000.00       40,000.00

Wilshire Technologies, Inc.       247 warrants            Dec-97             0.00           0.00            0.00
                                                                     ------------   ------------    ------------
TOTAL RESTRICTED SECURITIES                                           966,691.00    1,391,984.00    1,360,058.00

Unrestricted Securities:
------------------------
Astea International               10,000 common stock     Feb-97                -              -       18,750.00
                                  5,000 common stock      Jun-97        16,354.00      16,719.00        9,375.00
                                                                     ------------   ------------    ------------
                                                                        16,354.00      16,719.00       28,125.00

Cable & Company Worldwide         10,000 common stock     Mar-97         5,165.00         700.00        1,250.00
                                  40,000 common stock     Nov-97         8,965.00       2,800.00        5,000.00
                                                                     ------------   ------------    ------------
                                                                        14,130.00       3,500.00        6,250.00

Cusa Technologies, Inc.           30,000 common stock     Nov-97        33,360.00      32,813.00       30,938.00

Exploration Company, The          31,000 common stock     Oct-97        93,930.00      63,938.00       62,000.00
                                  5,000 common stock      Oct-97                -              -       10,000.00
                                                                     ------------   ------------    ------------
                                                                        93,930.00      63,938.00       72,000.00

Kinetiks.com                      10,000 common stock     Sep-96        38,125.00         313.00            0.00
                                  11,000 common stock     Oct-96        24,313.00         344.00            0.00
                                  20,000 common stock     Nov-96        12,188.00         625.00            0.00
                                  62,500 common stock     Dec-96        44,852.00       1,953.00            0.00
                                  10,000 common stock     Jul-97         3,281.00         313.00            0.00
                                  Option to purchase
                                    2.9M shares           Feb-98         5,000.00       5,000.00               -
                                  400,000 warrants       Feb-97 -            0.00           0.00            0.00
                                                          Sep-97     ------------   ------------    ------------
                                                                       127,758.00       8,547.00            0.00

Optimax Industries, Inc.          115,191 common stock    Jun-94       138,229.00      10,367.00       18,004.00

Premium Cigars International,
  Inc.                            5,000 common stock      Aug-97        23,893.00       6,875.00       12,813.00

Shiva Corporation                 2,630 common stock      Dec-96             0.00      26,300.00       22,519.00

Southshore Corporation            15,000 common stock     Sep-97         7,715.00         150.00        3,750.00

TELS Corporation                  20,000 common stock     Aug-96        12,813.00       8,125.00        6,250.00
                                  10,000 common stock     Sep-96         5,938.00       4,063.00        3,125.00
                                                                      -----------   ------------    ------------
                                                                        18,750.00      12,188.00        9,375.00

Usasurance Group                  12,000 common stock     Jul-96        75,620.00      30,000.00       24,000.00
                                  3,000 common stock      Jul-96                -              -        6,000.00
                                  10,000 common stock     Sep-96        62,750.00      25,000.00       20,000.00
                                  2,500 common stock      Oct-96        12,375.00       6,250.00        5,000.00
                                  31,500 common stock     Dec-96        73,777.00      78,750.00       63,000.00
                                  2,500 common stock      Jan-97         8,750.00       6,250.00        5,000.00
                                  4,500 common stock      Jun-97         6,106.00      11,250.00        9,000.00
                                  7,500 common stock      Dec-97         7,875.00      18,750.00       15,000.00
                                                                     ------------   ------------    ------------
                                                                      247,253.00      176,250.00      147,000.00

Whitewing Labs                    15,000 common stock     Jan-97        23,175.00      22,500.00       11,250.00
                                  5,000 common stock      Jan-97                -              -        3,750.00
                                                                     ------------   ------------    ------------
                                                                       23,175.00       22,500.00       15,000.00

TOTAL UNRESTRICTED SECURITIES                                     $   744,548.00    $ 380,145.00    $ 365,774.00

Notes Receivable:
-----------------
Columbine Home Sales, LLC*        Note Receivable, 10%    Dec-95             0.00       5,814.00        5,814.00

Damach                            Note Receivable, 12%,
                                   due 3/31/97            Oct-96        32,500.00      32,500.00       32,500.00

Phil Georgeson                    Note Receivable, 12%,
                                   due on demand          Aug-96         4,602.00       4,602.00        4,602.00
                                  Note Receivable, 12%,
                                   due on demand          Mar-96         2,000.00       2,000.00               -
                                                                     ------------   ------------    ------------
                                                                         6,602.00       6,602.00        4,602.00
Global Casinos, Inc.*             Note Receivable, 8%,
                                   due 11/1/98            Nov-96       175,000.00     175,000.00      175,000.00
                                  Note Receivable, 9%,
                                   due on demand          Mar-97        45,181.00      45,181.00       43,904.00
                                  Note Receivable, 24%,
                                   due 4/15/98                          50,850.00      50,850.00       75,000.00
                                  Note Receivable
                                   due on demand                        35,000.00      35,000.00               -
                                                                     ------------   ------------    ------------
                                                                      306,031.00      306,031.00      293,904.00
Kinetiks.com                      Note Receivable, 10%,
                                   due 3/30/97            Feb-97        25,000.00      25,000.00       25,000.00

Marco Foods, Inc.*                Note Receivable, 12%,
                                   due on demand          Jan-97       115,038.00     115,038.00      127,338.00
                                                                     ------------   ------------    ------------
Subtotal Notes Receivable                                             485,170.00      490,984.00      489,158.00

Allowance for Doubtful Notes                                                 0.00    (31,000.00)     (31,000.00)

NET NOTES RECEIVABLE                                                   485,170.00     459,984.00      458,158.00

Investments in Real Estate:
---------------------------
Chestnut Property                 Land & building at
                                   3515 N. Chestnut       Sep-97       621,358.00     765,000.00      765,000.00

Themopolis Property               Building at 116 E.
                                    Park St.              Sep-97                -              -      200,000.00
                                                                    -------------  -------------   -------------
TOTAL REAL ESTATE INVESTMENTS                                         621,358.00      765,000.00      965,000.00

TOTAL INVESTMENTS                                                   $2,817,768.00  $2,997,113.00   $3,148,989.00
                                                                    =============  =============   =============

--------------------
* These entities are considered to be affiliated companies as a result of the Company's investment and/or position on entity's Board of Directors during the last 90 days.

**   After permanent write-downs.

(1)  After giving effect to a 1:5 reverse split
(2)  After giving effect to a 1:10 reverse split
(3)  After giving effect to a 1:3 reverse split
(4) The value of Loan Oak is based on the Company's pro rata share of a note receivable for the sale of the Loan Oak's vineyard property less allowances for tax consequences
(5) The 50,000 shares are subject to FCC approval of the change in ownership of several radio stations

                                    See Notes to Unaudited Financial Statements

                                THE ROCKIES FUND, INC.
                                STATEMENT OF OPERATIONS

                                              For the Three       For the Three
                                              Months Ended        Months Ended
                                             March 31, 1998      March 31, 1997
                                               (Unaudited)         (Unaudited)
                                             ---------------     ---------------
INVESTMENT INCOME:
 Rental income                                 $   12,688         $   51,247
 Consulting and other services                        320                152
 Interest and dividends                             3,456             12,565
                                               -----------        -----------
 Total Income/Revenue                              16,463             63,963
                                               -----------        -----------
Expenses:
 Wages and salaries                                31,190             36,171
 Professional fees                                 12,673              4,293
 Custodian fees                                     2,594              3,559
 Directors fees                                         0              2,000
 Interest                                          14,736             11,253
 Travel and entertainment                           7,168             10,720
 Office                                            22,187             32,111
 Building expenses                                 13,590             33,481
 Investment expenses                                  789              8,103
 Donations                                              0              2,422
                                               -----------        -----------
                                                  104,927            144,113

 Net investment loss                           $  (88,464)        $  (80,150)
                                               ===========        ===========
Net realized gain from investments                 15,702             90,065
Net realized gain from sale of building                 0            388,476
                                               -----------        -----------
                                                   15,702            478,541
                                               -----------        -----------
Net unrealized appreciation
 (depreciation) of investments:
 Beginning of year                                 30,918            (20,322)
 End of period                                    179,346           (136,951)
                                               -----------        -----------
 Net unrealized depreciation of
   investments                                    148,428           (116,629)

Net gain (loss) from investments               $  164,130         $  361,912
                                               ===========        ===========
Net increase (decrease) in net assets
 resulting from operations                     $   75,666         $  281,762
                                               ===========        ===========
Per share amounts:
 Net investment loss                               $(0.13)            $(0.12)
 Net realized gain from investments                  0.02               0.74
 Net unrealized depreciation of
   investments                                       0.23              (0.18)
                                               -----------        -----------
                                                    $0.12              $0.44
                                               ===========        ===========

                      See Notes to Unaudited Financial Statements

                                              THE ROCKIES FUND, INC.
                                        Statements of Stockholders' Equity
                                       Three Months Ended March 31, 1998 and
                                      Years Ended December 31, 1997 and 1996

                                                                    Accumulated
                                                                   Net Realized     Unrealized
                                                                   Gain (Losses)        Net
                                                     Accumulated    From Sales     Appreciation
                                     Additional          Net       And Permanent  (Depreciation)
                        Common         Paid-In     Investment      Write-Downs          of            Net
                         Stock         Capital         (Loss)      of Securities    Investments     Assets
                      -----------     -----------   ------------    -----------     -----------    -----------
BALANCES AT
 DECEMBER 31, 1996    $    6,403    $  2,901,243   $ (1,893,303)   $ 1,336,711     $   (20,322)  $  2,330,732
                       ==========     ===========    ===========    ===========     ===========    ===========
Net investment loss            -               -        (25,796)             -               -        (25,796)
Net realized gain on
 sale of investments           -               -              -        (51,374)              -        (51,374)
Unrealized net
 depreciation of
 investments                   -               -              -              -          51,240         51,240
                       ----------     -----------    -----------    -----------     -----------    -----------
BALANCES AT
 DECEMBER 31, 1997    $    6,403    $  2,901,243   $ (1,919,099)   $ 1,285,337     $    30,918   $  2,304,802

Net investment loss            -               -        (88,465)             -               -        (88,465)
Net realized gain
 on sale of
 investments                   -               -              -         15,702               -         15,702
Unrealized net
 depreciation of
 investments                   -               -              -              -         148,428        148,428
                       ----------     -----------    -----------    -----------     -----------    -----------
BALANCES AT
 MARCH 31, 1998       $    6,403    $  2,901,243   $ (2,007,564)   $ 1,301,039     $   179,346   $  2,380,467
                       ==========     ===========    ===========    ===========     ===========    ===========

                                    See Notes to Unaudited Financial Statements

                                THE ROCKIES FUND, INC.
                          STATEMENT OF CHANGES IN NET ASSETS

                                                  For the Three    For the Three
                                                  Months Ended       Months Ended
                                                 March 31, 1998     March 31, 1997
                                                   (Unaudited)        (Unaudited)
                                                    ----------        ----------
Increase (decrease) in net assets
 from investment activities:
 Net investment loss                               $  (88,465)      $   (80,150)

 Net realized gain from investments                    15,702            90,065

 Net realized gain from building                            0           388,476

 Net unrealized depreciation of investments           148,428          (116,629)
                                                   -----------       -----------

Net increase (decrease) in net assets
  from investment activities                           75,665           281,762

 Net assets at beginning of year                    2,304,802         2,330,732
                                                   -----------       -----------
 Net asset at end of year                          $ 2,380,467      $ 2,612,494
                                                   ===========       ===========

                      See Notes to Unaudited Financial Statements

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

     The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

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

     Securities transactions are accounted for on a settlement date basis. Where possible, realized gains and losses on the sales of investments are determined using the specific identification method. If the specific identification method cannot be utilized, realized gains and losses are determined using the first in-first out method. Substantially all of the Fund's investments are non-income producing.

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

     A deferred tax liability is recognized for the future tax consequences attributable to the sale proceeds of the Northpark Building utilized in a 1031 exchange.


2.  Portfolio Securities
     --------------------
     AMERICAN EDUCATIONAL PRODUCTS, INC.
     -----------------------------------
     The Fund, at March 31, 1998, held 29,000 shares of American Educational Products, Inc. common stock, after giving effect to a one-for-five reverse stock split. The stock is restricted as to sale, non-income producing and has been valued by the Board of Directors at its quoted market value of $8.00 per share or $232,000. The Fund also held at March 31, 1998 common stock purchase warrants exercisable to purchase an additional 20,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $3.50 each or $70,000, representing the difference between their exercise price and the market value of the common stock. The Fund also held at March 31, 1998 common stock purchase warrants exercisable to purchase 16,000 shares of common stock, at an exercise price of $10.00 per share. These warrants were valued at their quoted market price of $1.25 each or $20,000.

     ASTEA INTERNATIONAL
     -------------------
     The Fund, at March 31, 1998, held 15,000 shares of Astea International common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $3.34 per share or $16,718.75.

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

     CABLE AND COMPANY WORLDWIDE
     ---------------------------
     The Fund, at March 31, 1998, held 50,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.07 per share or $3,500.

     COVA TECHNOLOGIES
     -----------------
     The Fund at March 31, 1998 held 917 shares of Cova Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     CUSA TECHNOLOGIES, INC.
     -----------------------
     The Fund, at March 31, 1998, held 30,000 shares of Cova Technologies, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.09 per share or $32,812.50.

     DAMACH, INC.
     ------------
     The Fund, at March 31, 1998 held a note receivable from Damach in the amount of $32,500 which accrues interest at the rate of 12% per year and was originally due on March 31, 1998. An agreement was signed on March 4, 1997 to extend this promissory note on to a month-to-month basis or until the Fund makes a written request for payment.

     EXPLORATION COMPANY, THE
     ------------------------
     The Fund, at March 31, 1998, held 31,000 shares of The Exploration Company common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.06 per share or $63,937.50.

     GEORGESON, PHIL
     ---------------
     The Fund, at March 31, 1998 held notes receivable from Phil Georgeson totaling $6,602.13. The notes are unsecured, accrue interest at the rate of 12% per year and are due on demand.

     GLOBAL CASINOS, INC.
     --------------------
     The Fund, at March 31, 1998, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The shares are restricted as to sale due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $2.75 per share, or $48,620. The Fund, at March 31, 1998, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998.
Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $45,180.80, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. The Fund holds a third note receivable from Global Casinos in the amount of $50,850, which note is secured, accrues interest at the rate of 24% per year and is due on April 15, 1998. The Fund holds a fourth note receivable from Global Casinos in the amount of $35,000, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand. The Fund also owns 35,000 warrants exercisable at $8.00 per share, all of which expire as of February 1, 1999 and are valued at $0 by the Board of Directors.

     GUARDIAN TECHNOLOGIES, INC.
     ---------------------------
     The Fund, at March 31, 1998 held 126,367 shares of Guardian Technologies common stock after giving effect to a one-for-three (1:3) reverse stock split. The stock is restricted due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $2.50 per share or $315,917.50. The Fund also held warrants exercisable to purchase an additional 137,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the Company being an affiliate, non-income producing, and have been valued at their quoted market price of $.25 each or $34,250.

     HAMPTON COURT RESOURCES
     -----------------------
     The Fund, at March 31, 1998 held 12,500 shares of Hampton Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $1.95 per share or $24,375.

     KINETIKS.COM
     ------------
     The Fund, at March 31, 1998 held 113,500 shares of Kinetiks.com common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.03 per share or $3,546.88. The Fund also held warrants to purchase and additional 400,000 shares of Kinetics.com common stock at an exercise price of $.25 per share. The warrants have been valued by the Board of Directors at $0. The Fund also held an option to purchase the shares held by one of Kinetiks' officers, which option has been valued by the Board of Directors at its cost of $5,000. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and an additional 50,000 warrants for each 30-day period that it goes unpaid.

     LAND RESOURCE CORPORATION
     -------------------------
     The Fund, at March 31, 1998 held 10,000 shares of Land Resource Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $1.00 each or $10,000.

     LOAN OAK VINEYARDS, INC.
     ------------------------
     The Fund, at March 31, 1998 held 49,000 share of Loan Oak Vineyards common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $2.66 per share or $130,536 representing the Fund's pro rata share of a note receivable in favor of Lone Oak Vineyards received for the sale of its vineyard property, less a 20% discount for tax consequences. The note is schedule to be replaced by permanent financing in May of 1998, at which time Lone Oak will distribute the net proceeds pro rata among its shareholders.

     MARCO FOODS, INC.
     -----------------
     The Fund, at March 31, 1998 held a note receivable from Marco Foods in the amount of $115,037.50, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)
     --------------------------------------------------------
     At March 31, 1998, the Fund held 115,191 shares of Optimax Industries, Inc. common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.09 per share or $10,367. The shares of Optimax are pledged as collateral securing the Fund's line of credit.

     PREMIUM CIGARS, INC.
     --------------------
     The Fund, at March 31, 1998 held 5,000 share of Premium Cigars common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.38 per share or $6,875.

     REDWOOD BROADCASTING, INC.
     --------------------------
     The Fund, at March 31, 1998, held 255,000 shares of Redwood Broadcasting common stock, which stock is restricted as to sale, non-income producing, and has been valued at its quoted market price of $1.75 per share or $446,250. Of the above shares, 50,000 are held pending FCC approval of the change in ownership of several of Redwood's radio stations. 250,000 of the above shares were purchased in exchange for assuming a $300,000 share of a 10 year 8% promissory note between the seller of the shares and a third party.

     SHIVA CORPORATION
     -----------------
     The Fund, at March 31, 1998, held 2,630 shares of Shiva Corporation common stock, which shares are unrestricted as to sale, non-income producing and have been valued at their quoted market price of $10.00 per share or $26,300.

     SOUTHSHORE CORPORATION
     ----------------------
     At March 31, 1998, the Fund held 15,000 shares of Southshore Corporation common stock, which shares are restricted as to sale, non-income producing, and have been valued at their quoted market price of $.01 per share or $150.

     TELS CORPORATION
     ----------------
     The Fund, at March 31, 1998, held 30,000 shares of TELS Corporation common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $.41 per share or $12,187.50.

     TRAINING DEVICES, INC.
     ----------------------
     The Fund, at March 31, 1998 held 20,000 share of Training Devices common stock, which shares are restricted as to sale, non-income producing, and have been valued by the Board of Directors at their cost of $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     USASURANCE GROUP
     ----------------
     The Fund, at March 31, 1998, held 70,500 shares of Usasurance Group common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $2.50 or $176,250.

     WHITEWING LABS
     --------------
     The Fund, at March 31, 1998 held 20,000 shares of Whitewing Labs common stock, which shares are unrestricted as to sale, non-income producing, and have been valued at their quoted market price of $1.50 per share or $22,500.

     WILSHIRE TECHNOLOGIES, INC.
     ---------------------------
     The Fund, at March 31, 1998 held 247 shares of Wilshire Technologies warrants, which warrants are restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0 based on their exercise price being greater than the market price of Wilshire Technologies common stock.

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

     In a concurrent transaction structured to qualify as a tax-free reorganization under Section 1031 of the Internal Revenue Code of 1986, as amended, (the "Code"), the Fund, on April 1, 1997 consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000, which was paid in cash on April 1, 1997 at the time of closing utilizing a portion of the proceeds realized by the Fund from the sale of the Building. The Fund intends to hold this new real estate as a wholly owned subsidiary called Strategic Properties, Inc.

     Effective September 4, 1997, the Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs (the "Chestnut Building") for a purchase price of $600,000 and incurred approximately $20,000 of improvements as of December 31, 1997. The Fund utilized $100,000 from the Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 of the Code and borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund as of December 31, 1997, had signed an agreement to lease the Chestnut Building for eight months and nine days expiring on September 1, 1998, for $35,000. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. The tenant as of December 23, 1997, paid the Fund $35,000 prepaid rent through September 1, 1998. The tenant as of January 1998 paid the Fund $7,500 earnest and partial payment of the Chestnut purchase price.
In addition, as of March 31, 1998, the Fund sold a 20% hotel investment which was also utilized as a tax-free exchange under Section 1031 of the Code. The hotel, which was purchased on September 24, 1997, was sold for its purchase price of $200,000, of which $50,000 was paid in cash and the purchaser assumed a $150,000 note to Wyoming Resorts, LLC.

     The Fund is currently leasing executive office space located in the Building for $1,100 a month (on a month to month basis) until the expiration of their lease in September of 1998. The Fund is currently seeking a new office location.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the Unaudited Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997

       During the three months ended March 31, 1998, the Fund liquidated certain securities, including 2,000 shares and 35,000 warrants of American Educational Products, 10,000 shares of Astea International, 5,000 shares of The Exploration Company, 3,000 shares of USAssurance and 5,000 shares of Whitewing Labs. The Fund purchased no securities during the three months ended March 31, 1998.

       The Fund's value in restricted and unrestricted securities increased from $1,725,831 as of December 31, 1997 to $1,772,129 as of March 31, 1998, an
increase of $46,298 or 2.6%. Notes receivable increased $1,827 from $458,158 as of December 31, 1997 to $459,985 as of March 31, 1998. Global Casinos, an international gaming company, comprises approximately 58%, and an affiliate, Marco Foods, approximately 25% of notes receivable.

       As of March 31, 1998, the fund owns commercial real estate purchased on September 4, 1997 for $621,358 with improvements, which the Fund has contracted to sell for $775,000 commencing on September 1, 1998. As of December 31, 1997, the Fund owned a $200,000 hotel investment which was subsequently sold on March 17, 1998 for the Fund's cost of $200,000. As a result, total investments decreased from $3,148,989 on December 31, 1997 to $2,997,113 on March 31, 1998, a decrease of $151,876 or 4.8%.

       Cash held by others decreased $7,418 or 34% and accrued interest receivable increased $3,237 or 6.1% from December 31, 1997. Other assets decreased from $79,511 as of December 31, 1997, to $0.00 as of March 31, 1998, due primarily to trades pending collected during the first three months of 1998.

       Total current assets therefore decreased from $3,303,997 at December 31, 1997 to $3,068,220 at March 31, 1998, a decrease of $235,777 or 7.1%.

       Property and Equipment remained unchanged from December 31, 1997 to March 31, 1998 while incurring $1,813 in additional accumulated depreciation.

       Based on the foregoing, total assets decreased from $3,813,666 on December 31, 1997 to $3,576,076 on March 31, 1998, a decrease of $237,590 or
0.6%.

       Total liabilities decreased from $1,508,864 as of December 31, 1997 to $1,195,609 as of March 31, 1998, a reduction of $313,255 or 21%. Payables trade increased 15% from $108,506 as of December 31, 1997 to 0.00 at March 31, 1998, interest payable decreased from $8,565 to $5,135, note payable related party decreased from $172,347 to $6,500 as notes to Redwood Microcap were paid during the first quarter in addition to the sale of the hotel investment with a note payable of $150,000. Notes payable other decreased from $726,732 as of December 31, 1997 to $624,766 as of March 31, 1998 or 14% due to the payments on margin account balances and a reduction to deferred taxes based on the sale of the hotel investment as part of the 1031 exchange.

       The Fund still has a $75,000 line of credit with a balance of $66,705 as of March 31, 1998 that accrues interest at 10.5%, secured by the Fund's security holdings.

       Based on the foregoing, Net Asset Value increased during the three months ended March 31, 1998, from $2,304,802 at December 31, 1997, to $2,380,467 at March 31, 1998, an increase of $75,665 or nearly 3.2%. Net assets per common share increased from $3.60 per share at December 31, 1997, to $3.72 per share on March 31, 1998, an increase of $0.12.

       Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

       The Fund's income/revenue for the three months ended March 31, 1998, was $16,463, a decrease of $47,500 or 74% compared with the same period in 1997. This decrease in income/revenue was due to the sale of the building which was fully leased for the three months ending March 31, 1997. The Fund's Chestnut Building, however, provides minimal income as it is under a sale contract and currently being leased to the purchaser under contract. Interest and dividends decreased 72% as the Fund earned less interest on cash balances. Expenses decreased from $144,113 as of March 31, 1997 to $104,927 as of March 31, 1998, a decrease of $39,186 or 27%. Contributing to the decrease in expenses were decreased wages of $8,598, custodian fees of $1,000, directors fees of $2,000, travel and entertainment of $3,553, office expenses of $9,924, building expenses of $19,891, investment expense of $7,314 and donations of $2,422. Offset against the foregoing decreases was an increase on interest expenses of $3,483 due to the Chestnut Building mortgage.

       Based on the foregoing, the Fund reported a net investment loss for the three months ended March 31, 1998, of $88,464, an increase of 9.3% when compared to the net investment loss of $80,150 incurred during the same period in 1997.

       The Fund's net realized gain from sales of investments and the sale of the Northpark office building was $478,541 as of March 31, 1998, a decrease of $462,839 or 96.7%, compared to a realized gain of $15,702 as of March 31, 1998. Net realized gain from sales of investments were $26,346 as of March 31, 1998, less a deferred tax adjustment of $10,645 due to the sale of the Hotel investment. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $265,057 or 22.7% from an unrealized net loss of $116,629 as of March 31, 1997 to an unrealized net gain of $148,428 as of March 31, 1998.

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

     None

     Item 5.  Other Information

     None.

     Item 6.  Exhibits and Reports on Form 8-K

     None.

                                       SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     THE ROCKIES FUND, INC.



Dated:  May 13, 1998             By:  /s/ Stephen G. Calandrella
      ---------------            ------------------------------------------
                                 Stephen G. Calandrella, President



Dated:  May 13, 1998             By:  /s/Barbara A. Hamstad
      ---------------            ------------------------------------------
                                 Barbara A. Hamstad, Principal Accounting
                                 Officer