Form 10-Q
period 1998-06-30
ROCKIES FUND INC
filed 1998-08-18
CIK 725260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                               OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT
For the transition period from            to

Commission file number 0-12444


                     THE ROCKIES FUND, INC.
     (Exact Name of Registrant as Specified in its Charter)



         Nevada                                   84-0928022
(State or other jurisdiction of                (I.R.S. Employer
in corporation or organization)                Identification No.)


4465 Northpark Drive, Colorado Springs, Colorado       80907
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (719) 590-4900


        N/A
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [ X ]   No  [  ]

             APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998, the Company had 640,256 shares of its $.01 par value common stock outstanding.



                              INDEX

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statement of Assets and Liabilities at June 30,
               1998 (unaudited) and December 31, 1997 (audited)

               Schedule of Investments and Restricted Securities
               (unaudited)

               Statement of Operations for the Three Months Ended
               June 30, 1998 and June 30, 1997 (unaudited)

               Statement of Operations for the Six Months Ended
               June 30, 1998 and June 30, 1997 (unaudited)

               Statements of Stockholders' Equity  for the Six
               Months Ended March 31, 1998 (unaudited), June 30,
               1998 (unaudited), and Years Ended December 31, 1997 and 1996 (audited)

               Statement of Changes in Net Assets as of June 30,
               1998 and June 30, 1997 (unaudited)

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


                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
              JUNE 30, 1998 AND DECEMBER 31, 1997


                               June 30,            December 31,
                               1998                1997
                               (unaudited)         (audited)

ASSETS

Investments at value
(cost of $1,642,548,1998
and $1,813,369, 1997)
Restricted and unrestricted     $   1,623,570      $   1,725,831
securities
Notes receivable                      534,588            458,158
Real estate(cost of$621,358,1998      765,000            965,000
and $821,358,1997)


                                    2,923,158          3,148,989

Cash:
Held by others                         30,311             21,890
Investment securities sold                  0             79,511
Accrued interest receivable            75,563             53,045
held by others
Receivables from investees              7,812                562


Total Current Assets                3,036,844          3,303,997

Property & Equipment:
Land                                  390,000            390,000
Automobile                             15,162             15,162
Furniture and fixtures                  8,739              8,739
Constructions in progress             104,831            101,242
Deposit on Building                    10,000                  0

                                                         515,143
                                      528,732

Less Accumulated Depreciation          (8,375)            (5,474)

                                      520,357            509,669


TOTAL ASSETS                        3,557,201          3,813,666



                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
              JUNE 30, 1998 AND DECEMBER 31, 1997
                          (Continued)

                                June 30,           December 31,
                                1998               1997
                                (unaudited)        (unaudited)

LIABILITIES

Cash overdraft                  $           0      $       8,049
Payables:
Trade                                 137,849            108,506
Construction                                0             55,762
Accrued liabilities:
Property taxes and other                    0             23,011
Interest payable                        5,330              8,565
Current  maturities  of
long-term debt:
Related parties                        20,572            172,374
Others                                629,285            726,732
Deposits and deferred rent             15,958             41,334
Deferred tax liability,current              0             13,000



Total Current Liabilities:            808,994           1,157,333

Long term debt, net current           249,703             259,531
liability
Deferred tax liability                 94,500               2,000

Total Liabilities                   1,153,197           1,508,864

NET ASSETS and STOCKHOLDER'S     $  2,404,004       $   2,304,802
EQUITY (Equivalent to $3.75 per
share at June 30,1998 and $3.60 per
share at Dec. 31, 1997)

COMPONENTS OF NET ASSETS
Common Stock, $.01 par value,
Authorized 5,000,000 shares;
640,256 issued and outstanding
                                $       6,403      $        6,403

Additional paid-in capital          2,901,243           2,901,243

Accumulated (deficit):
Accumulated net investment loss    (2,098,488)         (1,919,099)
Accumulated net realized  gain      1,495,369           1,285,337
from sales  and permanent
write-downs of securities
Unrealized net appreciation            99,477              30,918
(depreciation) of investments

Total accumulated deficit            (503,642)           (602,844)

NET ASSETS                      $   2,404,004      $    2,304,802





                                                    Initial     **Cost at   Fair Value at  Fair Value at
                                                    Investment  June 30,    June 30,       December 31,
     Company                 Position               Date        1998        1998           1997


     Restricted Securities:

     American Educational   19,500 common stock     Sep-96    97,500.00   185,250.00   114,562.50
     Products, Inc.<F1>(2)   9,500 common stock     Sep-96           -          -       55,812.5          -           -
                             2,000 common stock     Sep-96           -          -       11,750.00
                             5,000 warrants         Sep-96         0.00    25,000.00     6,875.00
                            15,000 warrts           Sep-96           -          -       20,625.00
                             (ex.@ $4.50)
                            20,000 warrant          Sep-96           -          -       27,500.00
                             (ex.@ $4.50)
                            9,000 warrants          Jun-97         0.00    12,937.50     2,250.00
                             (ex.@ $10.00)
                            7,000 warrants          Jun-97           -          -        1,750.00
                             (ex.@ $10.00)
                           15,000 warrants          Jun-97           -          -        3,750.00
                             (ex.@ $10.00)
                                                              97,500.00   223,187.50    244,875.00

     Eclipse (fka)          5% partnership interest Nov-94         0.00         0.00          0.00
     Bear Star, LLC
                            305,000 common stock    Jun-96       500.00         0.00          -

                                                                 500.00         0.00          0.00

     COVA Technologies<F1>  917 common stock        Jul-96    20,035.00    20,035.00     20,035.00

     Global Casinos,        3,800 common stock      Nov-93    76,000.00     8,787.50     13,300.00
     Inc.<F1> (1)
                            4,331 common stock      Jan-94    50,068.21    10,015.44     15,158.50
                            1,724 common stock      Jan-94    19,931.79     3,986.75      6,034.00
                            1,250 common stock      Feb-94    25,000.00     2,890.63      4,375.00
                            75 common stock         Mar-94         0.00       173.43        262.50
                            500 common stock        Oct-94    10,000.00     1,156.25      1,750.00
                            5,000 common stock      Feb-96    17,207.50    11,562.50     17,500.00
                            1,000 common stock      Mar-96     3,125.00     2,312.50      3,500.00
                            105,000 warrants        Nov-96         0.00         0.00          0.00
                                                             201,332.50    40,885.00     61,880.00

     Guardian Technologies, 8,333 common stock      Feb-97     8,750.00    20,832.50     22,915.75
     Inc.<F1> (3)
                            90,533 common stock     Mar-97   126,450.00   226,335.00    248,965.75
                            5,000 common stock      Jun-97     6,260.00    12,500.00     13,750.00
                            20,000 common stock     Aug-97    29,005.00    50,000.00     55,000.00
                            2,500 common stock      Sep-97     8,061.25     6,250.00      6,875.00
                            137,000 warrants        Mar-97    26,255.00    29,968.75     42,812.50
                                                             204,781.20   345,886.25    390,319.00

     Hampton Court          12,500 common stock     Sep-97    11,542.00    12,000.00     16,162.50
     Resources

     Land Resource          10,000 common stock     Mar-97    10,000.00    10,000.00     10,000.00
     Corporation<F1>

     Lone Oak Vineyards,    35,000 common stock     Feb-97    35,000.00    93,240.00     93,240.00
     Inc.<F1> (4)
                            7,000 common stock      Oct-97     7,000.00    18,648.00     18,648.00
                            7,000 common stock      Nov-97     7,000.00    18,648.00     18,648.00
                                                              49,000.00   130,536.00    130,536.00

     Redwood Broadcasting,  5,000 common stock      Feb-97         0.00     8,750.00      8,750.00
     Inc.<F1> (5)
                            200,000 common stock    Dec-97   240,000.00   350,000.00    350,000.00
                            50,000 common stock     Dec-97    60,000.00    87,500.00     87,500.00
                                                             300,000.00   446,250.00    446,250.00

     Training Devices, Inc. 20,000 common stock     Feb-97    25,000.00    40,000.00     40,000.00

     Wilshire Technologies, 247 warrants            Dec-97         0.00         0.00          0.00
     Inc.

     Total Restricted                                        919,690.75 1,268,779.63  1,360,057.50
     Securities

     Unrestricted Securities:

     Astea International    10,000 common stock     Feb-97           -           -       18,750.00

                            5,000 common stock      Jun-97    16,354.41    10,000.00      9,375.00

                                                              16,354.41    10,000.00     28,125.00

     Cable & Company        10,000 common stock     Mar-97     5,165.00       300.00      1,250.00
     Worldwide
                            40,000 common stock     Nov-97     8,965.00     1,200.00      5,000.00

                                                              14,130.00     1,500.00      6,250.00

     Cusa Technologies,     30,000 common stock     Nov-97           -            -      30,937.50
     Inc.

     Exploration Company,   31,000 common stock     Oct-97    93,930.00    52,312.50     62,000.00
     The
                            5,000 common stock      Oct-97            -            -     10,000.00

                                                              93,930.00    52,312.50     72,000.00

     Full Tilt Sports       1,000 common stock      Jun-98     1,000.00     1,000.00         -


     J2 Communications      20,000 common stock     May-98    20,312.50    18,750.00         -


     Kinetiks.com           10,000 common stock     Sep-96    38,125.00       500.00         0.00
                            11,000 common stock     Oct-96    24,312.50       550.00         0.00
                            20,000 common stock     Nov-96    12,187.50     1,000.00         0.00
                            62,500 common stock     Dec-96    44,851.88     3,125.00         0.00
                            10,000 common stock     Jul-97     3,281.25       500.00         0.00
                            option to purchase      Feb-98     5,000.00     5,000.00
                            2.9 million shares                                                    -
                            400,000 warrants        2/97 -9/97     0.00         0.00         0.00

                                                             127,758.13    10,675.00         0.00

     Online System Services 1,000 common stock      Jun-98    13,000.00    10,875.00         -


     Optimax Industries,    115,191 common stock    Jun-94   138,229.20    12,671.00    18,004.35   Inc.

     Premium Cigars         5,000 common stock      Aug-97            -            -    12,812.50
     International, Inc.

     Shiva Corporation      2,630 common stock      Dec-96         0.00    23,506.00    22,519.38

     Southshore Corporation 15,000 common stock     Sep-97     7,715.00       938.00     3,750.00

     TELS Corporation       20,000 common stock     Aug-96            -            -     6,250.00

                            10,000 common stock     Sep-96            -            -     3,125.00

                                                                   0.00         0.00     9,375.00

     Usasurance Group       12,000 common stock     Jul-96    75,620.00    24,000.00    24,000.00
                            3,000 common stock      Jul-96            -            -     6,000.00

                            10,000 common stock     Sep-96    62,750.00    20,000.00    20,000.00
                            2,500 common stock      Oct-96    12,375.00     5,000.00     5,000.00
                            31,500 common stock     Dec-96    73,777.00    63,000.00    63,000.00
                            2,500 common stock      Jan-97     8,750.00     5,000.00     5,000.00
                            4,500 common stock      Jun-97     6,106.25     9,000.00     9,000.00
                            7,500 common stock      Dec-97     7,875.00    15,000.00    15,000.00
                                                             247,253.25   141,000.00   147,000.00

     Whitewing Labs         15,000 common stock     Jan-97    23,175.00    17,812.50    11,250.00
                            5,000 common stock      Jan-97            -            -     3,750.00

                                                              23,175.00    17,812.50    15,000.00

     World Cyberlink        20,000 common stock     Jun-98    20,000.00    53,750.00         -


     Total Unrestricted                                      722,857.49   354,790.00   334,836.23
     Securities

     Notes Receivable:

     Columbine Home Sales,  Note Receivable, 10%    Dec-95         0.00     5,814.06     5,814.06
     LLC <F1>

     Damach                 Note Receivable,12%,    Oct-96    32,500.00    32,500.00    32,500.00
                            due on demand

     Phil Georgeson         Note Receivable,12%,    Aug-96     4,602.13     4,602.13     4,602.13
                            on demand
                            Note Receivable,12%,    Mar-98     2,000.00     2,000.00         -
                            on demand
                                                               6,602.13     6,602.13     4,602.13

     Global Casinos, Inc.   Note Receivable, 8%,    Nov-96   175,000.00   175,000.00   175,000.00
     <F1>                   due 11/1/98
                            Note Receivable, 9%     Mar-97   106,501.03   106,501.03    43,904.02
                            Note Receivable, 24%    Aug-97    50,850.00    50,850.00    75,000.00
                            due 4/15/98
                            Note Receivable, 12%    Mar-98    35,000.00    35,000.00         -
                            due on demand                    367,351.03   367,351.03   293,904.02

     Kinetiks.com           Note Receivable, 10%,   Feb-97    25,000.00    25,000.00    25,000.00
                            due 3/30/97
                            Note Receivable, 8%,              27,533.51    27,533.51         -
                            due on demand
                                                              52,533.51    52,533.51    25,000.00

     Marco Foods, Inc.<F1>  Note Receivable, 12%    Jan-97   100,787.50   100,787.50   127,337.50
                            due on demand

     Subotal Notes Receivable                                559,774.17   565,588.23   489,157.71

     Allowance for Doubtful Notes                                  0.00   (31,000.00)  (31,000.00

     Net Notes Receivable                                    559,774.17   534,588.23   458,157.71

     Investments in Real Estate:

     Chestnut Property      Land & Building at 3515 Sept-97  621,358.38   765,000.00   765,000.00
                            N. Chestnut

     Thermopolis Property   Building at 116 E. Park Sep-97           -           -     200,000.00
                            St.

     Total Real Estate                                       621,358.38   765,000.00   965,000.00
     Investments

     Total Investments                                     2,823,680.79 2,923,157.98 3,148,988.94





     <F1> These entities are considered to be affiliated companiesas a result of the
     Company's investment and/or position on the entity's Board of Directors during the last 90 days.

     <F1> After permanent write-downs.

     (1) After giving effect to a 1:5 reverse split

     (2) After giving effect to a 1:10 reverse split

     (3) After giving effect to a 1:3 reverse split

     (4) The value of Loan Oak is based on our pro rata share of a note receivable for the sale of the company's vineyard property less a 20% discount for tax consequences

     (5) The 50,000 shares are subject to FCC approval of the change in ownership of several radio stations


     See accompanying notes to financial statements.

     Restricted                                          2,263,906.62   2,388,569.75 2,659,893.73
     Unrestricted and Real Estate






                     THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                               For the Three      For the Three
                               Months             Months
                               Ended June 30,     Ended June 30, 1997
                               1998
                               (Unaudited)        (Unaudited)

INVESTMENT INCOME:
Rental income                  $       12,688     $              0
Consulting and other services             805                1,735
Interest and dividends                 26,250               10,377

Total Income/Revenue                   39,743               12,112

Expenses:
Wages and salaries                     35,848               38,656
Professional fees & legal              27,014               19,770
Custodian fees                            916                    0
Directors fees                              0                2,000
Interest                               20,825                6,960
Travel and entertainment                3,544                6,202
Office                                 20,892               22,215
Building expenses                           0                   21
Investment expenses                    18,803                6,376
Donations                               2,825                4,000

                                      130,667              106,200

Net investment loss            $      (90,924)     $       (94,088)

Net realized gain (loss) from         194,330              (59,010)
investments (net of income tax and
deferred tax adjustment)

Net unrealized appreciation
(depreciation) of investments:
Beginning of year                     179,346             (136,951)
End of period                          99,477             (398,502)

Net unrealized depreciation           (79,869)            (261,551)
of investments

Net gain (loss) from          $       114,461      $      (320,561)
investments
Net increase (decrease)
in net assets
resulting from operations     $      23,537        $      (414,649)


Per share amounts:
Net investment loss            $      (0.14)      $         (0.14)
Net realized gain from                 0.30                  0.09
investments
Net unrealized appreciation           (0.12)                (0.40)
(depreciation) of investments  $       0.04        $        (0.63)




                     THE ROCKIES FUND, INC.
                     STATEMENT OF OPERATIONS

                               For the Six        For the Six
                               Months             Months
                               Ended June 30,     Ended June 30,
                               1998               1997
                               (Unaudited)        (Unaudited)

INVESTMENT INCOME:
Rental income                  $      25,375      $        51,247
Consulting and other services          1,192                1,886
Interest and dividends                29,639               22,941

Total Income/Revenue                  56,206               76,074

Expenses:
Wages and salaries                    67,038               74,827
Professional fees & legal             39,687               24,063
Custodian fees                         3,510                9,313
Directors fees                             0                4,000
Interest                              35,561               10,948
Travel and entertainment              10,712               17,594
Office                                43,080               53,654
Building expenses                     13,590               40,742
Investment expenses                   19,592                8,725
Donations                              2,825                6,425

                                     235,595              250,291

Net investment loss            $    (179,389)     $      (174,217)

Net realized gain from               210,032              419,531
investments(net of income
tax and deferred tax adjustment)

Net unrealized appreciation
(depreciation)
of investments:
Beginning of year                     30,918              (20,322)
End of period                         99,477             (398,502)

Net unrealized appreciation           68,559             (378,180)
(depreciation) of investments

Net gain from investments      $     278,591      $        41,351
Net increase (decrease)
in net assets
resulting from operations      $      99,202      $      (132,866)

Per share amounts:
Net investment loss            $      (0.28)      $       (0.27)
Net realized gain from                 0.33                0.65
investments
Net unrealized appreciation            0.10               (0.58)
(depreciation) of investments  $       0.15       $       (0.20)




                              Statements of Stockholders' Equity
                              Six Months Ended June 30, 1998 and
                            Years Ended December 31, 1997 and 1996

                                                    Accumulated
                                                    Net Realized
                                                    Gain (Losses)   Unrealized Net
                                       Accumulated  From Sales      Appreciation
                          Additional   Net          And Permanent  (Depreciation)
                  Common  Paid-In      Investment   Write-Downs of  Net
                  Stock   Capital     (Loss)        Of Securities   Investments   Assets
BALANCES AT
DECEMBER 31, 1996 $6,403  $2,901,243  $(1,893,303)  $1,336,711     $(20,322)     $2,330,732

Net investment loss --         --         (25,796)       --            --           (25,796)
Net realized loss on
sale of investments --         --            --        (51,374)        --           (51,374)
Unrealized net appreciation
of investments      --         --            --          --          51,240          51,240
BALANCES AT
DECEMBER 31, 1997 $6,403  $2,901,243   $(1,919,099  $1,285,337      $30,918      $2,304,802

Net investment loss --          --         (88,465)      --             --          (88,465)
Net realized gain
on sale of investments          --            --        15,702          --           15,702
Unrealized net appreciation
of investments      --          --            --           --       148,428         148,428
BALANCES AT
MARCH 31, 1998    $6,403  $2,901,243   $(2,007,564) $1,301,039     $179,346      $2,380,467

Net investment loss --          --         (90,924)       --            --          (90,924)
Net realized gain
on sale of investments          --            --       194,330          --          194,330
Unrealized net appreciation
of investments      --          --            --          --        (79,869)        (79,869)
BALANCES AT
JUNE 30, 1998     $6,403  $2,901,243   $(2,098,488) $1,495,369      $99,477      $2,404,004






                      THE ROCKIES FUND, INC.
               STATEMENT OF CHANGES IN NET ASSETS



                                 For the           For the
                                 Six Months Ended  Six Months Ended
                                 June 30, 1998     June 30, 1997
                                 (Unaudited)       (Unaudited)


Increase(decrease)in net assets
from investment activities:
Net investment loss              $     (179,389)   $     (174,238)

Net realized gain from                  210,032           419,531
investments


Net unrealized appreciation              68,559          (378,180)
(depreciation)of investments

Net increase(decrease)in net
assets from investment activities        99,202           (132,887)

Net assets at beginning of year       2,304,802          2,330,732


Net asset at end of year         $    2,404,004     $    2,197,845




                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


1.   Organization and Summary of Significant Accounting Policies

     (a)  Organization and Basis of Presentation.

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

          In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined by the Fund's Board of Directors. Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

          A deferred tax liability is recognized for the future tax consequences attributable to the sale proceeds of the Fund's previous Northpark Building ownership utilized in a 1031 exchange.


2.   Portfolio Securities


     AMERICAN EDUCATIONAL PRODUCTS, INC.

     The Fund, at June 30, 1998, held 19,500 shares of American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its quoted market value of $9.50 per share or $185,250. The Fund also held at June 30, 1998, common stock purchase warrants exercisable to purchase 5,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $5.00 each or $25,000, representing the difference between their exercise price and the market value of the common stock. The Fund also held at June 30, 1998, common stock purchase warrants exercisable to purchase 9,000 shares of common stock, at an exercise price of $10.00 per share. These warrants were valued at their quoted market price of $1.4375 each or $12,937.50.

     ASTEA INTERNATIONAL

     The Fund, at June 30, 1998, held 15,000 shares of Astea
International common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.00 per share or $10,000.

     BEAR STAR fka COLUMBINE HOME SALES, LLC

     The Fund has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Columbine Homes with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     CABLE AND COMPANY WORLDWIDE

     The Fund, at June 30, 1998, held 50,000 shares of Cable and
Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.03 per share or $1,500.

     CUSA TECHNOLOGIES, INC.

     The Fund, at June 30, 1998, held 30,000 shares of Cusa
Technologies, Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.09 per share or $32,812.50.

     DAMACH, INC.

     The Fund, at June 30, 1998, held a note receivable from Damach in the amount of $32,500, which accrues interest at the rate of 12% per year and was originally due on March 31, 1998.
An agreement was signed on March 4, 1997, to extend this promissory note on a month to month basis or until the Fund makes a written request for payment.

     EXPLORATION COMPANY, THE

     The Fund, at June 30, 1998, held 31,000 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.69 per share or $52,312.50.

     GEORGESON, PHIL

     The Fund, at June 30, 1998, held notes receivable from Phil
Georgeson totaling $6,602.13. The notes are unsecured, accrue interest at the rate of 12% per year and are due on demand.

     GLOBAL CASINOS, INC.

     The Fund, at June 30, 1998, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The stock is restricted as to sale due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $2.31 per share, or $40,885. The Fund, at June 30, 1998, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $106,501.03, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. The Fund holds a third note receivable from Global Casinos in the amount of $50,850, which note is secured, accrues interest at the rate of 24% per year and was due on Demand. The Fund holds a fourth note receivable from Global Casinos in the amount of $35,000, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand. The Fund also owns 35,000 Global warrants exercisable at $6.00, 35,000 warrants exercisable at $7.00 and 35,000 warrants exercisable at $8.00 per share, all of which expire as of February 1, 1999, and have been valued at $0 by the Board of Directors.

     GUARDIAN TECHNOLOGIES, INC.

     The Fund, at June 30, 1998, held 126,366 shares of Guardian Technologies common stock, after giving effect to a one-for-three (1:3) reverse split. The stock is restricted due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $2.50 per share or $315,917.50. The
Fund also held warrants exercisable to purchase an additional
137,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $.22 each or $29,968.75.

     HAMPTON COURT RESOURCES

     The Fund, at June 30, 1998, held 12,500 shares of Hampton
Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $.96 per share or $12,000.

     KINETIKS.COM

     The Fund, at June 30, 1998, held 113,500 shares of Kinetiks.com common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.05 per share or $5,675. The Fund also held warrants to purchase and additional 400,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The Board of Directors has valued the warrants at $0. The Fund also held an option to purchase the shares held by one of Kinetiks officer's which option has been valued by the Board of Directors at its cost of $5,000. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and an additional 50,000 warrants for each 30-day period that it goes unpaid. The Fund holds a second note receivable from Kinetiks.com in the amount of $27,533.51 which note is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     LAND RESOURCE CORPORATION

     The fund, at June 30, 1998, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 each or $10,000.

     LONE OAK VINEYARDS, INC.

     The Fund, at June 30, 1998, held 49,000 shares of Loan Oak Vineyards common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.66 per share or $130,536 representing our pro rata share of a note receivable in favor of Lone Oak Vineyards received for the sale of its vineyard property, less a 20% discount for tax consequences. The note is scheduled to be replaced by permanent financing in May of 1998, at which time Lone Oak will distribute the net proceeds pro rata among its shareholders.

     MARCO FOODS, INC.

     The Fund, at June 30, 1998, held a note receivable from Marco Foods in the amount of $110,787.50, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)

     At June 30, 1998, the Fund held 115,191 shares of Optimax Industries, Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.11 per share or $12,671. The shares of Optimax are pledged as collateral securing the Fund's line of credit.

     REDWOOD BROADCASTING, INC.

     The Fund, at June 30, 1998, held 255,000 shares of Redwood Broadcasting common stock, which stock is restricted as to sale, non-income producing, and has been valued at its quoted market price of $1.75 per share or $446,250. Of the above shares, 50,000 are pending FFC approval of the change in ownership of several of Redwood's radio stations. 250,000 of the above shares were purchased in exchange for assuming a $300,000 share of a 10 year 8% promissory note between the seller of the shares and a third party.

     SHIVA CORPORATION

     The Fund, at June 30, 1998, held 2,630 shares of Shiva
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $8.94 per share or $23,506.

     SOUTHSHORE CORPORATION

     At June 30, 1998, the Fund held 15,000 shares of Southshore
Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued at its quoted market price of $.06 per share or $938.

     TRAINING DEVICES, INC.

     The Fund, at June 30, 1998, held 20,000 shares of Training Devices common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of theCompany's most recent financing in October of 1997.

     USASURANCE GROUP

     The Fund, at June 30, 1998, held 73,500 shares of Usasurance
Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.92 or $141,000.

     WHITEWING LABS

     The Fund, at June 30, 1998, held 20,000 share of Whitewing
Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.19 per share or $17,812.50.

     WILSHIRE TECHNOLOGIES, INC.

     The Fund, at June 30, 1998, held 247 Wilshire Technologies warrants, which warrants are restricted as to sale, non-income producing, and have been valued by the Board of Directors at $0 based on their exercise price being greater than the market price of Wilshire Technologies common stock.

     WORLD CYBERLINK

     The Fund, at June 30, 1998, held 20,000 shares of World
Cyberlinks, which stock is restricted as to sale, non-income producing, and have been valued at its quoted market price of $2.6875 or $53,750.

3.   Real Estate Operations

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

     In a concurrent transaction structured to qualify as a tax-free reorganization under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997 consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Woodman Property"). The purchase price for the Property was $390,000, which was paid in cash on April 1, 1997 at the time of closing utilizing a portion of the proceeds realized by the Fund from the sale of the Northpark Building. The Fund is considering selling the Woodman Property, however no proposals have been placed as of June 30, 1998.

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $600,000 and incurred approximately $20,000 of improvements as of December 31, 1997. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 of the Code and borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund as of December 31, 1997, had signed an agreement to lease the Chestnut Building for 8 months and 9 days expiring on September 1, 1998 for $35,000. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. The tenant as of December 23, 1997, paid to the Fund $35,000 prepaid rent through September 1, 1998. The tenant as of January 1998 paid to the Fund $7,500 earnest and partial payment of the Chestnut purchase price.

     In addition, as of June 30, 1997, the Fund sold its 20% hotel investment which was also utilized a a tax-free exchange under section 1031 of the Code. The hotel, which was purchased on September 24, 1997 was sold for its purchase price of$200,000, of that $50,000 was paid in cash and the purchaserassumed a $150,000 note to Wyoming Resorts, LLC.

     The Fund is currently leasing executive office space in the Northpark Building for $1,100 a month (on a month to month basis) until the expiration of their lease in September of 1998.

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

4.     Contingencies

       None.




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.


       The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1998 COMPARED TO
DECEMBER 31, 1997

       During the three months ended June 30, 1998, the Fund liquidated certain securities, including 9,500 shares and 22 warrants of American Education Products, 30,000 shares of CUSA Technology, 53,000 shares of K-Tel, 6,000 shares of Online Services, 5,000 shares of Premium Cigars and 30,000 shares of Tels Corporation.

       During the three months ended June 30, 1998, The Fund acquired 1,000 shares of Full Tilt Sports for a total investment of $1,000; 13,000 shares of Online System Services for a total investment of $13,000; and 20,000 shares of World Cyberlinks for a total investment of $20,000. During the same period, The Fund purchased and subsequently sold securities resulting in a net gain of approximately $83,000.

       The Fund's value in restricted and unrestricted securities decreased from $1,725,831 as of December 31, 1997 to $1,623,570 as of June 30, 1998, a decrease of $102,261 or 5.9%. Notes receivable increased $76,430 from $458,158 as of December 31, 1997 to $534,588 as of June 30, 1998 due mainly to a $61,000 increase in Global Casino's note and a new note to Kinetiks.Com of approximately $27,500. Global Casinos, an international gaming Company, comprises approximately 66% and an affiliate, Marco Foods approximately 18% of notes receivable.

       As of June 30, 1998, the Fund owns commercial real estate purchased on September 4, 1997 for $621,358 with improvements, and in contract to sell for $775,000 commencing on September 1, 1998. As of December 31, 1997, the Fund owned a $200,000 hotel investment which had been subsequently sold on March 17, 1998 for the equal $200,000 cost. Therefore total investments decreased from $3,148,989 on December 31, 1997 to $2,923,158 on June 30,
1998, a decrease of  $225,831 or 7.1%.

       Cash held by others increased $8,421 or 38.4% and accrued interest receivable increased $22,518 or 42.4% from December 31, 1997, concurrent with the increase in notes. Investment securities sold at $79,511 as of December 31, 1997 was 0.00 as of June 30, 1998, due to December 31, 1997 trades pending collected during the first three months of 1998.

       Total current assets therefore decreased from $3,303,997 at December 31, 1997 to $3,036,844 at June 30, 1998, a decrease of
$267,153 or 8%.

       Property and Equipment remained unchanged from December
31, 1997 to June 30, 1998 with the exception of a $10,000 deposit on the initial intent to purchase executive office space.P&E however, incurred $2,901 in additional accumulated depreciation.

       Based on the foregoing, total assets decreased from $3,813,666 on December 31, 1997 to $3,557,201 on June 30, 1998, a
decrease of $256,465 or 6.7%.


       Total liabilities decreased from $1,508,864 as of December
31, 1997 to $1,153,197 as of June 30, 1998, a reduction of
355,667 or 23.5%. Payables trade increased 27% from $108,506 as of December 31, 1997 to 137,849 as of June 30, 1998, construction payable form $55,762 as of December 31, 1997 to 0.00 as of June
30, 1998 as was paid during the second quarter, property taxes and other decreased from $23,000 at December 31, 1997 to 0.00 at June 30, 1998, interest payable decreased from $8,565 to $5,330, note payable related party decreased from $172,347 to $20,572 as notes to Redwood Microcap were paid during the first quarter in addition to the sale of the hotel investment with a note payable of $150,000. Notes payable other decreased from $726,732 as of December 31, 1997 to $629,285 as of June 30, 1998 or 13.4% due to
the payments on margin account balances and a reduction to deferred taxes based on the sale of the hotel investment as part of the 1031 exchange.

       The Fund still holds a $75,000 line of credit with a balance of $72,205 as of June 30, 1998 that accrues interest at 10.5% secured by the Fund's security holdings.

       Based on the foregoing, Net Asset Value increased during the six months ended June 30, 1998, from $2,304,802 at December 31, 1997, to $2,404,004 at June 30, 1998, an increase of $99,202 or nearly 4.3%. Net assets per common share increased from $3.60 per share at December 31, 1997, to $3.75 per share on June 30, 1998, an increase of $0.15.


       Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1998 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1997.

       The Fund's income/revenue for the three months ended June 30, 1998, was $39,743, an increase of $27,631 or 228% compared with the same period in 1997. This increase in income/revenue was due to the Fund receiving rental income from the Northpark Building for only the first three months in 1997 and receiving six months of rental income from the Chestnut Building as of June 30, 1998. The Fund's Chestnut Building is under sales contract for September 1, 1998 and is currently being leased to the purchaser under contract. Interest and dividends increased 153% as the Fund incurred interest on additional notes. Expenses increased from $106,200 as of June 30, 1997 to $130,667 as of June 30, 1998, an increase of $24,467 or 23%. Contributing to the increase in expenses were increases in professional and legal expenses of $7,244, interest expense associated with the Chestnut Building mortgage of $13,865 and investment expenses of $12,427 as the Fund incurred a larger trading activity in 1998. Offsetting against increased expenses were a decrease in wages of $2,808, travel and entertainment of $2,658 and office expenses of $1,323.

       Based on the foregoing, the Fund reported a net investment loss for the three months ended June 30, 1998, of $(90,924), a decrease of 3.3% when compared to the net investment loss of $(94,088) incurred during the same period in 1997.

       The Fund's net realized gain from sales of as of June 30, 1998 was $194,330, an increase of $253,340 or 429% compared to a net realized loss of $(59,010) as of June 30, 1997. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $181,682 or 69.4% from an unrealized net loss of $(261,551) as of June 30, 1997 to an unrealized net loss of $(79,869) as of June 30, 1998.

       Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.



RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1997.

       The Fund's income/revenue for the six months ended June 30, 1998 was $56,206 a decrease of $19,868 or 26.1% compared with the same period in 1997. Rental income decreased $25,872 from $51,247 as of June 30, 1997 to $25,375 as of June 30, 1998.
Interest and dividend revenue increased slightly from $22,941 as of June 30, 1997 to $29,639 as of June 30 ,1998. Expenses decreased form $250,291 as of June 30, 1997 to $235,595 as of June 30, 1998, a decrease of $14,696 or 5.8%. Contributing to the decrease in expenses were decreases in wages and salaries of $7,789 as one employee began working part-time effective August 1, 1997, custodian fees of $5,803, directors fees of $4,000, travel and entertainment of $6,882, office expenses of $10,574 and building expenses of $27,152.

       Based on the foregoing, The Fund reported a net investment loss for the six months ended June 30, 1998 of $(179,389), an increase of $5,172 or 2.9%, when compared to the net investment loss of $(174,217) during the same period in 1997.

       The Fund's net realized gains from sale of investment as of June 30, 1998 was $210,032, a decrease of $209,499 or approximately 50% compared to a net realized gain of $419,531 as of June 30, 1997. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $446,739 or 118% from an unrealized net loss of $(378,180) as of June 30, 1997 to an unrealized net gain of $68,559 as of June 30, 1998.

       Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.



                   PART 1.  OTHER INFORMATION


 Item 1.   Legal Proceedings

           The Fund received has requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund was notified by the Commission's Staff that it intended to request that the Commission commence an administrative proceeding against the Fund and its directors based upon certain transactions in securities formerly included in the Fund's securities portfolio. During the peroid, the commission filed an administrative proceeding against the Fund and its directors alleging certain violations of the securities laws and regulations. The Fund intends to vigorously contest this action.
There can be no assurance of the outcome of this matter or the ultimate effect on the Fund's financial position.

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


                              THE ROCKIES FUND, INC.



Dated:    May 15, 1997        By:  /s/ Stephen G. Calandrella
                                   Stephen G. Calandrella,President



Dated:    May 15, 1997        By:  /s/Barbara A. Hamstad
                                   Principal Accounting Officer