Form 10-Q
period 1998-09-30
ROCKIES FUND INC
filed 1998-11-16
CIK 725260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[ X ]QUARTERLY   REPORT  UNDER  SECTION  13  OR  15(D)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                               OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE
     ACT
For the transition period from     to

Commission file number 0-12444


                     THE ROCKIES FUND, INC.
     (Exact Name of Registrant as Specified in its Charter)



           Nevada                           84-0928022
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


5373 N. Union, Suite 100, Colorado Springs, Colorado     80918
(Address  of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (719)590-4900


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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, the Company had 640,256 shares of its $.01 par value common stock outstanding.


                              INDEX

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statement of Assets and Liabilities at September 30, 1998 (unaudited) and December 31, 1997 (audited)

               Schedule of Investments and Restricted Securities
               (unaudited)

               Statement of Operations for the Three Months Ended
               September 30, 1998 and September 30, 1997 (unaudited)

               Statement of Operations for the Nine Months Ended
               September 30, 1998 and September 30, 1997 (unaudited)

               Statements of Stockholders' Equity for the Nine
               Months Ended September 30, 1998 (unaudited), and
               Years Ended December 31, 1997 and 1996 (audited)

               Statement of Changes in Net Assets as of September 30, 1998 and September 30, 1997 (unaudited)

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K


                PART I.   FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

        The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. (the "Fund" or the "Company") and,in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                    September 30,       December 31,
                                    1998                1997
                                    (unaudited)         (audited)

ASSETS

Investments at value
(cost of $1,618,809,
1998 and $1,813,369, 1997)
Restricted and unrestricted
securities                          $ 1,790,572         $ 1,725,831
Notes receivable                        701,460             458,158
Real estate (cost of $621,358,
1998 and $821,358,
1997)                                   765,000             965,000


                                      3,257,032           3,148,989

Cash:
Held by others                           61,914              21,890
Investment securities sold                    0              79,511
Accrued interest receivable
held by others                           93,053              53,045
Receivables from investees                4,909                 562
Prepaid Other                             7,280                   0

Total Current Assets                  3,424,188           3,303,997

Property & Equipment:
Land                                    390,000             390,000
Automobile                               15,162              15,162
Furniture and fixtures                    7,939               8,739
Development Cost                        104,831             101,242
Deposit on Building                       4,400                   0

                                        522,332             515,143


Less Accumulated Depreciation           (9,010)             (5,474)

                                        513,322             509,669


TOTAL ASSETS                          3,937,510           3,813,666



                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
            SEPTEMBER 30,1998 AND DECEMBER 31,1997
                          (Continued)

                                    September 30,       December 31,
                                    1998                1997
                                    (unaudited)         (unaudited)

LIABILITIES

Cash overdraft                      $         0         $     8,049
Payables:
Trade                                   218,216             108,506
Construction                                  0              55,762
Accrued liabilities:
Property taxes and other                      0              23,011
Interest payable                            882               8,565
Current maturities of
long-term debt:
Related parties                           6,500             172,374
Others                                  786,188             726,732
Deposits and deferred rent                7,500              41,334
Deferred tax liability,
current                                       0              13,000


Total Current Liabilities:            1,019,286           1,157,333

Long term debt,net current
liability                               243,230             259,531
Deferred tax liability                   94,500              92,000

Total Liabilities                     1,357,016           1,508,864

NET ASSETS and STOCKHOLDER'S
EQUITY                              $ 2,580,494         $ 2,304,802
(Equivalent to $4.03 per
share at September 30,1998
and $3.60 per share at
Dec. 31,1997)

COMPONENTS OF NET ASSETS
Common Stock, $.01 par value,
Authorized 5,000,000 shares;
640,256 issued and outstanding
                                    $     6,403         $     6,403

Additional paid-in capital            2,901,243           2,901,243

Accumulated (deficit):
Accumulated net investment
loss                                (2,298,384)         (1,919,099)
Accumulated net realized gain
from sales and permanent
write-downs of securities             1,681,012           1,285,337
Unrealized net appreciation
(depreciation) of investments           290,220              30,918

Total accumulated deficit             (327,152)           (602,844)

NET ASSETS                          $ 2,580,494         $ 2,304,802


                                     THE ROCKIES FUND, INC.
                                    Schedules of Investments
                            September 30, 1998 and December 31, 1997
Company               Position                 Initial    **Cost at     Fair Value at  Fair Value at
                                               Investment September 30, September 30,  December 31,
                                               Date       1998          1998           1997

Restricted Securities:

American Educational  16,500 common stock      Sep-96     82,500.00     156,750.00     96,937.50
Products, Inc.<F1> (1) 3,000 common stock      Sep-96           -              -       17,625.00
                       9,500 common stock      Sep-96           -              -       55,812.50
                       2,000 common stock      Sep-96           -              -       11,750.00
                       5,000 warrants
                       (ex. @ $4.50)           Sep-96          0.00      25,000.00      6,875.00
                      15,000 warrants
                       (ex. @ $4.50)           Sep-96           -              -       20,625.00
                      20,000 warrants
                       (ex. @ $4.50)           Sep-96           -              -       27,500.00
                       5,000 warrants
                       (ex. @ $10.00)          Jun-97          0.00       6,250.00      1,250.00
                       4,000 warrants
                       (ex. @ $10.00)          Jun-97           -              -        1,000.00
                       7,000 warrants
                       (ex. @ $10.00)          Jun-97           -              -        1,750.00
                      15,000 warrants
                       (ex. @ $10.00)          Jun-97           -              -        3,750.00

                                                          82,500.00     188,000.00    244,875.00

Eclipse (fka) Bear
Star, LLC             5% partnership interest  Nov-94          0.00           0.00          0.00
                      305,000 common stock     Jun-96        500.00           0.00            -

                                                             500.00           0.00          0.00


COVA Technologies<F1>   917 common stock       Jul-96     20,035.00      20,035.00     20,035.00

Global Casinos,
Inc.<F1>(2)           3,800 common stock       Nov-93     76,000.00       4,750.00     13,300.00
                      4,331 common stock       Jan-94     50,068.21       5,413.75     15,158.50
                      1,724 common stock       Jan-94     19,931.79       2,155.00      6,034.00
                      1,250 common stock       Feb-94     25,000.00       1,562.50      4,375.00
                         75 common stock       Mar-94          0.00          93.75        262.50
                        500 common stock       Oct-94     10,000.00         625.00      1,750.00
                      5,000 common stock       Feb-96     17,207.50       6,250.00     17,500.00
                      1,000 common stock       Mar-96      3,125.00       1,250.00      3,500.00

                                                         201,332.50      22,100.00     61,880.00

Guardian
Technologies,
Inc.<F1> (3)          8,333 common stock       Feb-97      8,750.00      20,832.50     22,915.75
                     90,533 common stock       Mar-97    126,450.00     226,335.00    248,965.75
                      5,000 common stock       Jun-97      6,260.00      12,500.00     13,750.00
                     20,000 common stock       Aug-97     29,005.00      50,000.00     55,000.00
                      2,500 common stock       Sep-97      8,061.25       6,250.00      6,875.00
                    137,000 warrants           Mar-97     26,255.00      12,843.75     42,812.50

                                                         204,781.25     328,761.25    390,319.00

Hampton Court
Resources            12,500 common stock       Sep-97     11,542.00      11,375.00     16,162.50

Kinetiks.Com        300,000 common stock       Sep-98     15,000.00      15,000.00           -

Land Resource        10,000 common stock       Mar-97     10,000.00      10,000.00     10,000.00
Corporation<F1>

Lone Oak Vineyards,
Inc.<F1> (4)         35,000 common stock       Feb-97           -              -       93,240.00
                      7,000 common stock       Oct-97           -              -       18,648.00
                      7,000 common stock       Nov-97           -              -       18,648.00

                                                               0.00           0.00    130,536.00

Redwood Broadcasting,
Inc.<F1> (5)          5,000 common stock       Feb-97          0.00       6,875.00      8,750.00
                    200,000 common stock       Dec-97    240,000.00     275,000.00    350,000.00
                     50,000 common stock       Dec-97     60,000.00      68,750.00     87,500.00

                                                         300,000.00     350,625.00    446,250.00

Training Devices,
Inc.                 20,000 common stock       Feb-97     25,000.00      40,000.00     40,000.00


Total Restricted                                         870,690.75     985,896.25  1,360,057.50

Unrestrict Securities:

Astea International  10,000 common stock       Feb-97            -              -      18,750.00
                      5,000 common stock       Jun-97    16,354.41       10,000.00      9,375.00

                                                         16,354.41       10,000.00     28,125.00

Biosource
International         5,000 common stock       Sep-98    15,925.00       15,625.00          0.00
                      5,000 common stock       Sep-98    15,928.55       15,625.00          0.00

                                                         31,853.55       31,250.00          0.00

Cable & Company
Worldwide             10,000 common stock      Mar-97     5,165.00           70.00       1250.00
                      40,000 common stock      Nov-97     8,965.00          280.00      5,000.00

                                                         14,130.00          350.00      6,250.00

Cusa Technologies,
Inc.                  30,000 common stock      Nov-97          -                -      30,937.50

Exploration Company,
The                   30,600 common stock      Oct-97    92,718.00       35,381.25     61,200.00
                         400 common stock      Oct-97          -                -         800.00
                       5,000 common stock      Oct-97          -                -      10,000.00

                                                         92,718.00       35,381.25     72,000.00

Full Tilt Sports       1,000 common stock      Jun-98     1,000.00        1,000.00           -

Globex Minining
Enterprises           33,000 common stock      Sep-98     6,535.00        8,580.00          0.00

J2 Communications     20,000 common stock      May-98    20,312.50       12,500.00           -
                      10,000 common stock      Sep-98     6,425.00        6,250.00           -

                                                         26,737.50       18,750.00          0.00

Kinetiks.com          10,000 common stock      Sep-96    38,125.00          600.00          0.00
                      11,000 common stock      Oct-96    24,312.50          660.00          0.00
                      20,000 common stock      Nov-96    12,187.50        1,200.00          0.00
                      62,500 common stock      Dec-96    44,851.88        3,750.00          0.00
                      10,000 common stock      Jul-97     3,281.25          600.00          0.00
                      1 option                 Feb-98     5,000.00        5,000.00           -
                     400,000 warrants          2/97 -
                                               9/97           0.00            0.00          0.00

                                                        127,758.13       11,810.00          0.00

Online System
Services               1,000 common stock      Jun-98    13,000.00        4,937.50           -
                       4,000 common stock      Sep-98    21,906.00       19,750.00           -
                       5,000 common stock      Sep-98    27,034.70       24,687.50           -
                      10,000 common stock      Sep-98    55,628.45       49,375.00           -
                       5,000 common stock      Sep-98    27,659.70       24,687.50           -
                       5,000 common stock      Sep-98    25,003.45       24,687.50           -

                                                        170,232.30      148,125.00          0.00

Optimax Industries,
Inc.                 115,191 common stock      Jun-94   138,229.20        2,879.78     18,004.35

Premium Cigars
International, Inc.    5,000 common stock      Aug-97          -               -       12,812.50

Shiva Corporation      2,630 common stock      Dec-96         0.00       10,191.25     22,519.38

Southshore
Corporation           15,000 common stock      Sep-97     7,715.00           937.50     3,750.00

TELS Corporation      20,000 common stock      Aug-96          -                -       6,250.00
                      10,000 common stock      Sep-96          -                -       3,125.00

                                                              0.00             0.00     9,375.00

USAsurance Group      12,000 common stock      Jul-96          -                -       24,000.00
                       3,000 common stock      Jul-96          -                -        6,000.00
                      10,000 common stock      Sep-96          -                -       20,000.00
                       2,500 common stock      Oct-96          -                -        5,000.00
                       6,250 common stock      Dec-96          -                -       12,500.00
                       3,750 common stock      Dec-96     8,746.87        46,875.00      7,500.00
                      20,000 common stock      Dec-96    46,602.00       250,000.00     40,000.00
                       1,500 common stock      Dec-96     3,850.00        18,750.00      3,000.00
                       2,500 common stock      Jan-97     8,750.00        31,250.00      5,000.00
                       4,500 common stock      Jun-97     6,106.25        56,250.00      9,000.00
                       7,500 common stock      Dec-97     7,875.00        93,750.00     15,000.00

                                                         81,930.12       496,875.00    147,000.00

Whitewing Labs        15,000 common stock      Jan-97    23,175.00         8,437.50     11,250.00
                       5,000 common stock      Jan-97          -                -        3,750.00

                                                         23,175.00         8,437.50     15,000.00

World Cyberlink        9,750 common stock      Jun-98     9,750.00        20,109.38           -

Total Unrestricted
Securities                                              748,118.21       804,676.66    365,773.73

Notes Receivable:

Columbine Home
Sales,LLC <F1>         Note Receivable, 10%    Dec-95         0.00         5,814.06      5,814.06

Damach                 Note Receivable,12%,
                       due on demand           Oct-96    32,500.00        32,500.00     32,500.00

Phil Georgeson         Note Receivable,12%,
                       due on demand           Aug-96     4,602.13         4,602.13      4,602.13
                       Note Receivable,12%,
                       due on demand           Mar-98     2,000.00         2,000.00           -

                                                          6,602.13         6,602.13      4,602.13

Global Casinos, Inc.   Note Receivable, 8%,
<F1>                   due 11/1/98             Nov-96   175,000.00       175,000.00    175,000.00
                       Note Receivable, 9%
                       due on demand           Mar-97   125,897.31       125,897.31     43,904.02
                       Note Receivable, 24%
                       due 4/15/98             Aug-97    50,850.00        50,850.00     75,000.00
                       Note Receivable, 12%
                       due on demand           Mar-98    35,000.00        35,000.00           -

                                                        386,747.31       386,747.31    293,904.02

Kinetiks.com           Note Receivable, 10%,   Feb-97
                       due 3/30/97                       25,000.00        25,000.00     25,000.00
                       Note Receivable, 8%, due          40,008.84        40,008.84            -

                                                         65,008.84        65,008.84     25,000.00

Marco Foods, Inc.<F1>  Note Receivable, 12%
                       due on demand           Jan-97   235,787.50       235,787.50    127,337.50

Subotal Notes                                           726,645.78       732,459.84    489,157.71
Receivable

Allowances for
Doubtful Notes                                                0.00      (31,000.00)   (31,000.00)

Net Notes Receivable                                    726,645.78       701,459.84    458,157.71

Investments in Real
Estate:

Chestnut Property      Land & Building at      Sep-97   621,358.38       765,000.00    765,000.00
                       3515 N. Chestnut

Thermopolis Property   Building at 116         Sep-97          -                -      200,000.00
                       E. Park St.

Total Real Estate
Investments                                             621,358.38       765,000.00    965,000.00

Total Investments                                     2,966,813.12     3,257,032.75  3,148,988.94

<F1> These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during the last 90 days.

     After permanent write-downs.

      (1) After giving effect to a 1:5 reverse split
      (2) After giving effect to a 1:10 reverse split
      (3) After giving effect to a 1:3 reverse split
      (4) The value of Loan Oak is based on our pro rata share of a note receivable for the sale of the company's vineyard property less a 20% discount for tax consequences
      (5) The 50,000 shares are subject to FCC of the change in ownership of several radio stations

See accompanying notes to financial statements.

 Restricted Unrestricted
 and Real Estate                                      2,240,167.34    2,555,572.91  2,690,831.23



                     THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                               For the Three       For the Three
                               Months              Months
                               Ended September     Ended September
                               30, 1998            30, 1997
                               (Unaudited)         (Unaudited)

INVESTMENT INCOME:
Rental income                  $      23,708       $          5,477
Consulting and other services            983                  2,280
Interest and dividends                17,490                 13,658

Total Income/Revenue                  42,181                 21,415

Expenses:
Wages and salaries                    34,100                 32,748
Professional fees & legal            139,917                 13,597
Custodian fees                         2,463                      0
Directors fees                         2,000                  2,000
Interest                              18,383                 12,215
Travel and entertainment               7,147                  9,795
Office                                34,214                 27,901
Building expenses                          0                 15,070
Investment expenses                    2,143                  3,359
Donations                              1,710                  4,250

                                     242,077                120,935

Income tax benefit                                       (  13,559)

Net investment loss            $   (199,896)       $       (85,961)

Net realized gain from
investments (net of income
tax and deferred tax
adjustment)                          185,643                 73,277

Net unrealized appreciation
(depreciation) of investments:
Beginning of period                   99,477              (398,502)
End of period                        290,220             (  72,491)

Net unrealized appreciation          190,743                326,011
of investments

Net gain from investments      $     376,386       $        399,288
Net increase in net assets
resulting from operations      $     176,490       $        313,327


Per share amounts:
Net investment loss            $      (0.31)       $         (0.13)
Net realized gain from
investments                             0.29                   0.11
Net unrealized appreciation
of investments                          0.30                   0.51

                               $        0.28       $           0.49



                     THE ROCKIES FUND, INC.
                     STATEMENT OF OPERATIONS

                               For the Nine        For the Nine
                               Months              Months
                               Ended September     Ended September
                               30, 1998            30, 1997
                               (Unaudited)         (Unaudited)

INVESTMENT INCOME:
Rental income                  $      49,083       $        56,724
Consulting and other services          2,134                 4,166
Interest and dividends                47,170                36,599

Total Income/Revenue                  98,387                97,489

Expenses:
Wages and salaries                   101,138               107,574
Professional fees & legal            179,604                34,588
Custodian fees                         5,973                 2,475
Directors fees                         2,000                 6,000
Interest                              53,944                23,164
Travel and entertainment              17,860                24,325
Office                                77,293                87,712
Building expenses                     13,590                55,813
Investment expenses                   21,734                18,921
Donations                              4,535                10,675

                                     477,671               371,247
Income tax benefit                         0            (  13,559)

Net investment loss            $   (379,284)       $     (260,199)

Net realized gain from
investments (net of
income tax and deferred
tax adjustment)                      395,674               492,807

Net unrealized appreciation
(depreciation) of investments:
Beginning of year                     30,918              (20,322)
End of period                        290,220              (72,491)

Net unrealized appreciation          259,302              (52,169)
(depreciation) of investments

Net gain from investments      $     654,976       $       440,638
Net increase in net assets
resulting from operations      $     275,692       $       180,439

Per share amounts:
Net investment loss            $      (0.59)       $        (0.40)
Net realized gain from
investments                             0.62                  0.76
Net unrealized appreciation             0.40                (0.08)

(depreciation) of investments  $        0.43       $          0.28

               Statements of Stockholders' Equity
            Nine Months Ended September 30, 1998 and
             Years Ended December 31, 1997 and 1996

                                                             Accumulated Net
                                                             Realized          Unrealized
                                                             Gain (Losses)     Net
                                             Accumulated     From Sales        Appreciation
                                 Additional  Net             And Permanent     (Depreciation)
                       Common    Paid-In     Investment      Write-Downs       Of Net
                       Stock     Capital     (Loss)          Of Securities     Investments     Assets
BALANCES AT
DECEMBER 31, 1996      $6,403    $2,901,243  $(1,893,303)    $1,336,711        $(20,322)       $2,330,732

Net investment loss      --            --        (25,796)          --               --           (25,796)
Net realized loss on
sale of investments      --            --           --         (51,374)             --           (51,374)
Unrealized net appreciation
of investments           --            --           --             --             51,240           51,240

BALANCES AT
DECEMBER 31, 1997      $6,403    $2,901,243  $(1,919,099)    $1,285,337        $  30,918       $2,304,802

Net investment loss      --            --        (88,465)          --               --           (88,465)
Net realized gain
on sale of investments   --            --           --           15,702             --             15,702
Unrealized net appreciation
of investments           --            --           --             --            148,428          148,428

BALANCES AT
MARCH 31, 1998         $6,403    $2,901,243  $(2,007,564)    $1,301,039        $ 179,346       $2,380,467

Net investment loss      --            --        (90,924)          --               --           (90,924)
Net realized gain
on sale of investments   --            --           --          194,330             --            194,330
Unrealized net depreciation
of investments           --            --           --             --           (79,869)         (79,869)

BALANCES AT
JUNE 30, 1998          $6,403    $2,901,243  $(2,098,488)    $1,495,369        $  99,477       $2,404,004

Net investment loss      --            --       (199,896)          --               --          (199,896)
Net realized gain
on sale of investments   --            --           --          185,643             --            185,643
Unrealized net appreciation
of investments           --            --           --             --            190,743          190,743

BALANCES AT
SEPTEMBER 30, 1998     $6,403    $2,901,243  $(2,298,384)    $1,681,012        $ 290,220       $2,580,494


                     THE ROCKIES FUND, INC.
               STATEMENT OF CHANGES IN NET ASSETS



                               For the             For the
                               Nine Months Ended   Nine Months Ended
                               September 30, 1998  September 30, 1997
                               (Unaudited)         (Unaudited)


Increase (decrease) in net
assets from investment
activities:

Net investment loss            $     (379,284)     $     (260,199)

Net realized gain from
investments                            395,674             492,808

Net unrealized appreciation
(depreciation)of investments           259,302            (52,169)

Net increase in net assets
from investment activities             275,692             180,440

Net assets at beginning
of year                              2,304,802           2,330,732


Net asset at end of year       $     2,580,494     $     2,511,172


                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


1.   Organization and Summary of Significant Accounting Policies

     (a)  Organization and Basis of Presentation.

          The Rockies Fund, Inc. (the "Fund") was incorporated in Nevada on August 2, 1983, for the principal purpose of making venture capital investments in developing companies located primarily in the Rocky Mountain Region of the United States. The Fund is registered under the Investment Fund Act of 1940 as a business development company.

           The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the
interim statements.   These statements should be  read  in
conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results, which may be expected for any other interim period, or for the full years.

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

           A deferred tax liability is recognized for the future tax consequences attributable to the sale proceeds of the Fund's previous Northpark Building, sold March 31, 1997, ownership utilized in a 1031 exchange.


2.   Portfolio Securities



     AMERICAN EDUCATIONAL PRODUCTS, INC.

      The Fund, at September 30, 1998, held 16,500 shares of American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its quoted market value of $9.50 per share or $156,750. The Fund also held at September 30, 1998, common stock purchase warrants exercisable to purchase 5,000 shares of common stock of American Educational Products, Inc. at an exercise price of $4.50 per share. The Board of Directors valued these warrants at $5.00 each or $25,000, representing the difference between their exercise price and the market value of the common stock. The Fund also held at September 30, 1998, common stock purchase warrants exercisable to purchase 5,000 shares of common stock, at
an  exercise  price of $10.00 per share.   These  warrants  were
valued at their quoted market price of $1.25 each or $6,250.

     ASTEA INTERNATIONAL

      The Fund, at September 30, 1998, held 5,000 shares of Astea
International common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.00 per share or $10,000.

     BIOSOURCE INTERNATIONAL

      The  Fund, at September 30, 1998, held 10,000 shares of
Biosource International common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $3.13 per share or $31,250.

     BEAR STAR fka COLUMBINE HOME SALES, LLC

      The Fund has invested in Bear Star, which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Columbine Homes with remaining amounts due of
$5,814.   The note accrues interest at the rate of 10% per  year,
and is due on demand.

     CABLE AND COMPANY WORLDWIDE

     The Fund, at September 30, 1998, held 50,000 shares of Cable and Company Worldwide common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.007 per share or $350.

     COVA TECHNOLOGIES

     The Fund, at September 30, 1998, held 917 shares of COVA
Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH, INC.

     The Fund, at September 30, 1998, held a note receivable from Damach in the amount of $32,500, which accrues interest at the rate of 12% per year and was originally due on March 31, 1998.
An agreement was signed on March 4, 1997; to extend this promissory note on a month to month basis or until the Fund makes a written request for payment.

     EXPLORATION COMPANY, THE

      The Fund, at September 30, 1998, held 30,600 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.16 per share or $35,381.25.

     GEORGESON, PHIL

      The Fund, at September 30, 1998, held notes receivable from Phil Georgeson totaling $6,602.13. The notes are unsecured, accrue interest at the rate of 12% per year and are due on demand.

     GLOBAL CASINOS, INC.

      The Fund, at September 30, 1998, held 17,680 shares of Global Casinos, Inc. common stock, after giving effect to a 1-for-10 reverse split. The stock is restricted as to sale due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $1.25 per share, or $22,100. The Fund, at September 30, 1998, also held a note receivable from Global Casinos, Inc. in the amount of $175,000, which note is unsecured, accrues interest at the rate of 8% per year, and is due November 1, 1998. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $125,897.31, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per
share.   The Fund holds a third note receivable from Global
Casinos in the amount of $50,850, which note is secured,accrues interest at the rate of 24% per year and is due on April 15, 1998. The Fund holds a fourth note receivable from Global
Casinos in the amount of $35,000, which note is unsecured,accrues interest at the rate of 12% per year and is due on demand.


     GLOBEX MINING ENTERPRISES

      The fund, at September 30,1998,held 33,000 shares of Globex Mining Enterprises common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.26 per share or $8,580.

     GUARDIAN TECHNOLOGIES, INC.

      The Fund, at September 30, 1998, held 126,366 shares of Guardian Technologies common stock, after giving effect to a one-for-three (1:3) reverse split. The stock is restricted due to the company being an affiliate, non-income producing, and has been valued at its quoted market price of $2.50 per share or $315,917.50. The Fund also held warrants exercisable to purchase an additional 137,000 shares of Guardian Technologies common stock, which warrants are also restricted due to the company being an affiliate, non-income producing, and have been valued at their quoted market price of $.09 each or $12,843.75.


     HAMPTON COURT RESOURCES

      The Fund, at September 30,1998, held 12,500 shares of
Hampton Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $.91 per share or $11,375.

     J2 COMMUNICATIONS

      The  Fund, at September 30, 1998, held 30,000 shares of J2
Communications common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.63 per share or $18,750.

     KINETIKS.COM

      The Fund, at September 30, 1998, held 113,500 shares of Kinetiks.com common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.06 per share or $6,810. The Fund also held warrants to purchase and additional 400,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The Board of Directors has valued the warrants at $0. The Fund also held an option to purchase the shares held by one of Kinetiks officer's which option has been valued by the Board of Directors at its cost of $15,000. The Fund also held a note receivable in the amount of $25,000 which note is unsecured,accrues interest at the rate of 10% per year, and was due on March 30, 1997.
The note provides for a default interest rate of 18% and additional 50,000 warrants for each 30-day period that it goes unpaid.
The Fund holds a second note receivable from Kinetiks.com in the amount of $40,008.84 which note is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     LAND RESOURCE CORPORATION

      The fund, at September 30, 1998, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 each or $10,000.

     MARCO FOODS, INC.

     The Fund, at September 30, 1998, held a note receivable from Marco Foods in the amount of $235,787.50, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.


     ONLINE SYSTEM SERVICES

     At September 30, 1998, the Fund held 30,000 shares of Online
System Services common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $4.94 per share or $148,125.

     OPTIMAX INDUSTRIES, INC. (fka PLANTS FOR TOMORROW, INC.)

      At September 30, 1998, the Fund held 115,191 shares of Optimax Industries, Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.025 per share or $2,879.78. The shares of Optimax are pledged as collateral securing the Fund's line of credit.

     REDWOOD BROADCASTING, INC.

      The Fund, at September 30, 1998, held 255,000 shares of Redwood Broadcasting common stock, which stock is partially restricted as to sale, non-income producing, and has been valued at its quoted market price and its book value of $1.38 per share or $350,625. Of the above shares, 50,000 are pending FFC approval of the change in ownership of several of Redwood's radio stations. 200,000 of the above shares were purchased in exchange for assuming $300,000shares of a 10 year 8% promissory note between the seller of the shares and a third party.

     SHIVA CORPORATION

      The Fund, at September 30,1998, held 2,630 shares of Shiva
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $3.88 per share or $10,191.25.

     SOUTHSHORE CORPORATION

      At September  30, 1998, the Fund held 15,000 shares of
Southshore Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued at its quoted market price of $.0625 per share or $937.50.

     TRAINING DEVICES, INC.

      The Fund, at September 30, 1998, held 20,000 shares of Training Devices common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     USASURANCE GROUP

      The  Fund, at September 30, 1998, held 39,750 shares of
USAsurance Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $12.50 or $496,875.


     WHITEWING LABS

     The Fund, at September 30, 1998, held 15,000 share of
Whitewing Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.56 per share or $8,437.50.

     WORLD CYBERLINK

     The Fund, at September 30, 1998, held 9,750 shares of World
Cyberlink common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.06 per share or $20,109.38.



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

      In a concurrent transaction structured to qualify as a tax-free reorganization under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1997 consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, Colorado (the "Woodman Property"). The purchase price for the Property was $390,000, which was paid in cash on April 1, 1997 at the time of closing utilizing a portion of the proceeds realized by the Fund from the sale of the Northpark Building. The Fund is considering selling the Woodman Property, however no proposals have been placed as of September 30, 1998.

      Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $600,000 and incurred approximately $20,000 of improvements as of December 31, 1997. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 of the Code and borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund as of December 31, 1997, had signed an agreement to lease the Chestnut Building for 8 months and 9 days expiring on September 1, 1998 for $35,000. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. The tenant as of December 23, 1997, paid to the Fund $35,000 prepaid rent through September 1, 1998. The tenant as of January 1998 paid to the Fund $7,500 earnest and partial payment of the Chestnut purchase price. As of September 1, 1998, the tenant was in default of the business lease agreement to purchase the Chestnut Building and was therefore charged $7,750, 1% of the contract fee, and a monthly rent charge of $7,500 until closing. The Fund has agreed to extend the closing date.

     In addition, as of September 30, 1997, the Fund sold its 20% hotel investment, which was also utilized as a tax-free exchange under section 1031 of the Code. The hotel, which was purchased on September 24, 1997, was sold for its purchase price of
$200,000.   Of that $50,000 was paid in cash and the purchaser
assumed a $150,000 note to Wyoming Resorts, LLC.

      As of September 14, 1998, the Fund moved to a 3,720 square foot office space located at 5373 North Union Blvd., Colorado Springs, CO with a three year contract through September, 2001 at $9.50 per square foot lease and $4.60 cam (operating) charge per year and paid a security deposit of $4,400.

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


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1998 COMPARED  TO
DECEMBER 31, 1997

       During the three months ended September 30, 1998, the Fund liquidated certain securities, including 400 shares of Exploration Co., 49,000 shares of Lone Oak Vineyards, 30,750 shares of
USAsurance and 10,250 shares of World Cyberlink for total proceeds of $142,816.

       During the three months ended September 30, 1998, The Fund acquired 10,000 shares of Biosource for a total investment of $31,854; 33,000 shares of Globex Mining for a total investment of $6,535; 10,000 shares of J2 Communications for a total investment of $6,425; 300,000 shares of Kinetiks for a total investment of $15,000; and 29,000 shares of Online Systems for a total
investment  of  $157,232.   During the same period, the Fund
purchased and subsequently sold securities resulting in a net gain of approximately $16,600.

       The Fund's value in restricted and unrestricted securities increased from $1,725,831 as of December 31, 1997, to $1,790,572 as of September 30, 1998, an increase of $64,741 or 3%. Notes receivable increased $243,302 from $458,158 as of December 31, 1997, to $701,460 as ofSeptember 30, 1998, mainly due to increases in Global Casino's, Marco Foods and Kinetiks.Com notes.
Global   Casinos, an international gaming Company, comprises
approximately 55%, Marco Foods, an affiliate of the Fund comprises approximately 33% and Kinetiks.Com comprises 9% of total notes receivable.

        As of September 30, 1998, the Fund owns commercial real estate purchased on September 4, 1997, for $621,358 with improvements, and in contract to sell for $775,000. As of December 31, 1997, the Fund owned a $200,000 hotel investment which had been subsequently sold on March 17, 1998, for the equal $200,000 cost. Therefore, total investments and real estate increased from $3,148,989 on December 31, 1997, to $3,257,032 on
September 30, 1998, an increase of $108,043 or 3.4%.

        Cash held by others increased $40,024 or 182.8% and accrued interest receivable increased $40,008 or 75.4% from December 31, 1997, concurrent with the increase in notes. Investment securities sold at $79,511 as of December 31, 1997, were 0.00 as of September 30,1998, due to December 31, 1997 trades pending collected during the first three months of 1998. Prepaid other was $7,280 as of September 30, 1998, and was 0.00 as of December 31, 1997, due to the Fund paying two months of advance payments on the Merit Broadcasting long term note payable.

       Total current assets, therefore, increased from $3,303,997 at December 31, 1997, to $3,424,188 at September 30, 1998, an
increase of $120,191 or 3.5%.

         The Woodman property incurred architectural fees increasing construction in progress by approximately $3,500. The Fund also placed a $4,400 deposit on its current office space
location.   Therefore, property and equipment, less depreciation,
increased by approximately $3,600 or 7% from December 31, 1997.

        Based on the foregoing, total assets increased from $3,813,666 on December 31, 1997, to $3,937,510 on September 30,
1998, an increase of $123,844 or 3.25%.

       Total liabilities decreased from $1,508,864 as of December 31, 1997, to $1,357,016 as of September 30, 1998, a reduction of 151,848 or 10%. Payables trade increased 101% from $108,506 as of December 31, 1997, to 218,216 as of September 30, 1998, mainly due to a large accrued payable to Skadden Arps legal firm of a net $85,000. Construction payable decreased from $55,762 as of December 31, 1997, to 0.00 as of September 30, 1998, as was paid during the second quarter. Property taxes and other decreased from $23,000 at December 31, 1997, to 0.00 at September 30, 1998, as was paid during the second quarter. Interest payable decreased from $8,565 at December 31, 1997,to $882 at September 30, 1998 as interest due to a related party was paid during third quarter. Note payable related parties decreased from $172,347 to $6,500 at September 30,1998, as notes to Redwood Microcap were paid during the first quarter in addition to the sale of the hotel investment with a note payable of $150,000. Other current liabilities increased from $726,732 as of December 31, 1997, to $786,188 as of September 30, 1998 or 8%

        The Fund has a long-term debt to Merit Broadcasting,less current portion, of $243,230 as of September 30, 1998, a decrease of 6.2% from December 31, 1998. Deferred tax liability decreased $10,500 or 10% from December 31, 1997 due to the sale of the hotel investment utilized as part of the 1031 exchange.

        The Fund still holds a $75,000 line of credit with a balance of $72,205 as of September 30, 1998, which accrues interest at 10.5% secured by the Fund's security holdings. Total liabilities, therefore, decreased from $1,508,864 as of December 31, 1997, to $1,357,016 as of September 30, 1998, a decrease of $151,848 or approximately 10%.

        Based on the foregoing, Net Asset Value increased during the nine months ended September 30, 1998, from $2,304,802 at December 31, 1997, to $2,580,494 at September 30, 1998, an
increase of $275,692 or nearly 12% Net assets per common share increased from $3.60 per share at December 31, 1997, to $4.03 per share on September 30, 1998, an increase of $0.43.


        Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

        The Fund's income/revenue for the three months ended September 30, 1998, was $42,181, an increase of $20,766 or approximately 97% compared with the same period in 1997. This increase in income/revenue was due to the Fund receiving rental income from the Northpark Building for only the first three months in 1997 and receiving nine months of rental income from the Chestnut Building as of September 30, 1998. The Fund's Chestnut Building is under sales contract and is currently being leased to the purchaser under contract at $7,500 per month beginning September 1, 1998.

       Expenses increased from $120,935 as of September 30, 1997, to $242,077 as of September 30, 1998, an increase of $121,142 or approximately 100% Contributing to the increase in expenses were increases in professional and legal expenses of $126,320 due to Skadden Arps legal fee. Custodian fees were $2,463 for the three months ending September 30, 1998, as was 0.00 during the same period in 1997. Interest expense on notes and margins increased $6,168 and office expense increased $6,313 due to the office relocation during the three months ended September 30, 1998. Offsetting against increased expenses were decreases in travel and entertainment of $2,648, building expenses of $15,070, investment expenses of $1,216 and donations of $2,540.

       Based on the foregoing, the Fund reported a net investment loss for the three months ended September 30, 1998, of $(199,896), an increase of 132.5% when compared to the net investment loss of $(85,961) incurred during the same period in 1997.

       The Fund's net realized gain from sales of as of September 30, 1998 was $185,643, an increase of $112,366 or 153% compared to a net realized gain of $73,277 as of September 30, 1997. Unrealized net depreciation relating to the current market value of securities being held by the Fund decreased $135,268 or 41.5% from an unrealized net gain of $326,011 as of September 30, 1997, to an unrealized net gain of $190,743 as of September 30, 1998.

        Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.



RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

        The Fund's income/revenue for the nine months ended September 30, 1998, was $98,387 an increase of $898 or .9% compared with the same period in 1997. Rental income decreased $7,641 from $56,724 as of September 30, 1997, to $49,083 as of
September 30, 1998. Interest and dividend revenue increased from $36,599 as of September 30, 1997 to $47,170 as of September 30,1998.

       Expenses increased from $371,247 as of September 30, 1997, to $477,671 as of September 30, 1998, an increase of $106,424 or 28.7%. Contributing to the increase in expenses were increases in professional and legal fees of $145,016, custodian fees of $3,498 interest expense of $30,780 and investment expense of $2,813. The Fund also incurred an income tax benefit in 1997 for $13,559.

       Based on the foregoing, The Fund reported a net investment loss for the nine months ended September 30, 1998, of $(379,284), an increase of $119,085 or 45.8%, when compared to the net investment loss of $(260,199) during the same period in 1997.

        The Fund's net realized gains from sale of investment as of September 30, 1998 was $395,674, a decrease of $97,133 or approximately 20% compared to a net realized gain of $492,807 as of September 30, 1997. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $311,471 or 597% from an unrealized net loss of $(52,169) as of September 30, 1997 to an unrealized net gain of $259,302 as of September 30, 1998.

        Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.


                   PART 1.  OTHER INFORMATION


     Item 1.   Legal Proceedings

            The Fund has received requests for information from the United States Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994, into various matters including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund was notified by the Commission's Staff that it intended to request that the Commission commence an administrative proceeding against the Fund and its directors based upon certain transactions in securities formerly included in the Fund's securities portfolio. During the period, the commission filed an administrative proceeding against the Fund and its directors alleging certain violation of the securities laws and regulations. The Fund intends to vigorously contest the action. Subsequently,in November 1998, an administrative hearing was conducted. No decision has been rendered as of the date of this report. There can be no assurance of the outcome of this matter or the ultimate effect on the Fund's financial position.

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


                              THE ROCKIES FUND, INC.



Dated:                        By:  /s/ Stephen G. Calandrella
                                      Stephen G. Calandrella,President



Dated:                        By:  /s/Barbara A. Hamstad
                                   Principal Accounting Officer