Form 10-K
period 1998-12-31
ROCKIES FUND INC
filed 1999-04-15
CIK 725260

2

                            FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                            REQUIRED]

           For the fiscal year ended December 31, 1998

                               OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ________ to______________

                          Commission file number 0-12444-D

                     THE ROCKIES FUND, INC.
     (Exact Name of Registrant as Specified in its Charter)

         Nevada                                    84-0928022
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)           Identification number

       5373 North Union, Colorado Springs, Colorado  80918
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:(719) 590-4900

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of December 31, 1998, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the internet via AOL held by non-affiliates of the Registrant was $1,762,058. As of December 31, 1998, 640,256 shares of Common Stock of the Registrant were outstanding.

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

     As a business development company, the Fund invests in, and makes managerial assistance available to, new and developing companies. Prior to making an investment in a company eligible for the Fund's venture capital portfolio, the Fund's management conducts a review of the portfolio company's operations to determine whether it is appropriate for investment by the Fund. This review may include familiarization with the portfolio company's business plan, a tour of the proposed portfolio company's facilities, credit and reference checks and a careful review of the portfolio company's product, its markets and growth prospects.

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

Financial Information About Industry Segments.

     Since inception, the Fund has operated primarily in the venture capital industry and plans to continue to devote a majority of its resources to operations within this arena. However, during the third quarter of fiscal 1993, the Fund acquired a 26,500 square foot office building which was sold effective March 31, 1998 for a net gain of approximately $388,000. In a concurrent transaction structured to qualify as a tax free exchange for income tax purposes, the Fund, on April 1, 1998, consummated the purchase of 5 acres of undeveloped commercial real estate, and on September 4, 1998, consummated the purchase of a commercial building to lease as a source of income.

     The following table sets forth for each of the Fund's last three fiscal years, the amounts of revenue, operating profit or loss and identifiable assets, attributable to the Fund's investment activities and to the operation of the Fund's office building as of March 31, 1998, undeveloped and developed commercial real estate purchased on April 1 and September 4, 1998, respectively. The following information should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    As of or For the Years
                                       Ended December 31

                                       1998         1997       1996

Investment Income:

      Venture Capital Industry    $    88,145    $ 63,777     36,057
      Real Estate                      94,833      57,890    170,434

Net Investment Income/(Loss):

      Realized Investment
       Income (after tax)             465,180     (51,374) 1,549,196
      Venture Capital Industry       (594,979)    (11,276)  (488,522)

      Real Estate                      24,774     (14,520)    59,833

Identifiable Assets:

     Venture Capital Industry       4,742,527   3,322,424  2,733,821
     Real Estate (land and
      construction in progress)       504,058     491,242    736,271


Narrative Description of Business.

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

     The Fund presently has three full time and one part time employee. The Fund's executive officers and directors screen, evaluate and structure investments and provide managerial assistance to portfolio companies. The Fund's officers and directors provide guidance regarding the propriety and structuring of investments and establish periodically the valuation of securities held by the Fund.

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

     The following descriptions of certain companies in which the Fund has invested contain information which has been obtained from officers and directors of the respective companies, and from documents furnished to the Fund by such companies. The description of the Fund's investments includes valuation information which is based upon certain basic valuation methods which are, the Public Market Method (used when there is an established public market for the portfolio company's securities), the Private Market Method (based upon private transactions), the Appraisal Method (reflecting a comparison between the portfolio company and other public or private companies engaged in the same or similar business activities), and the Cost Method (based upon the cost of the Fund's investments as adjusted to reflect significant developments affecting the investment).

     In order to be as accurate as possible, the valuation process undertaken by the Fund's Board of Directors attempts to take into account all known information about a particular investment company including but not limited to:

     - Fundamental business performance of an investee company and that of its competitors
     - Market valuation of companies in the same or similar industries
     - Market liquidity of an investee company and its competitors
     - The estimated value in a private sale including the value of intangibles

     The valuations of the portfolio companies are to represent a potential transaction between a willing buyer and a willing seller in an orderly market. The valuations are not intended to be for liquidation purposes with a time constraint. Accordingly, the portfolio valuations as determined in good faith by the Board of Directors should be viewed as an indication of reasonable value and not as a representation of a final sales price.



                      PORTFOLIO COMPANIES

     ALTA CALIFORNIA BROADCASTING

     The Fund, at December 31, 1998, held 255,000 shares of Alta California Broadcasting ("Alta") common stock, which is the result of a dividend declaration on December 21, 1998. The dividend shares are subject to registration with the SEC; however, there is no assurance that such registration will ever become affective. The evidence of ownership is based upon notification of the dividend declaration by Alta. The Fund has been advised by Alta that the Net Tangible Book Value per share at December 31, 1998 was $1.39. However, in light of the above circumstances, the Board of Directors has determined the Fair Value of Alta to be $1.00 per share or $255,000.

     AMERICAN EDUCATIONAL PRODUCTS, INC.

     The Fund, at December 31, 1998, held 16,500 shares of
American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its quoted market value of $9.50 per share or $156,750.

     ASTEA INTERNATIONAL

     The Fund, at December 31, 1998, held 5,000 shares of Astea
International common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.6875 per share or $8,437.50.

     BIOSOURCE INTERNATIONAL

     The Fund, at December 31, 1998, held 90,000 shares of
Biosource International common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.9375 per share or $264,375.

     ECLIPSE fka BEAR STAR, L.L.C. fka COLUMBINE HOME SALES,L.L.C.

     The Fund at December 31, 1998, held 305,000 common shares of Eclipse kfa Bear Star, L.L.C., which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Eclipse with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     COVA TECHNOLOGIES

     The Fund, at December 31, 1998, held 917 shares of COVA
Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH, INC.

     The Fund, at December 31, 1998, held a note receivable from Damach in the amount of $32,500, which accrues interest at the rate of 12% per year and was originally due on March 31, 1997.
An agreement was signed on March 4, 1997; to extend the promissory note on a month to month basis or until the Fund makes a written request for payment.

     EXPLORATION COMPANY, THE

     The Fund, at December 31, 1998, held 30,600 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.9375 per share or $28,687.50.

     GEORGESON, PHIL

     During 1998, notes owed by Mr. Georgeson were reclassed as uncollectible and expenses as bad debt.

     GLOBAL CASINOS, INC.

     The Fund, at December 31, 1998, held 17,680 shares of Global Casinos, Inc. common stock valued at its quoted market price of $1.1875 per share, or $20,995. The Fund, at December 31, 1998, also held 291,667 shares of Global Casinos, Inc. Class C preferred stock. The Fund accepted the Class C preferred stock when it agreed to exchange $287,220 principal and $62,780 in accrued interest due to the Fund on various note receivables.
The stock has been valued at its conversion market price of $1.1875 per share, or $346,355 which is below cost. Both positions are restricted as to sale due to the company being an affiliate, non-income producing. The Fund, at December 31, 1998, also held a note receivable from Global Casinos, Inc. in the amount of $163,343, which note is unsecured, accrues interest at the rate of 12% per year, and is due on demand. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $11,246, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share.

     GLOBEX MINING ENTERPRISES

     The Fund, at December 31, 1998, held 33,000 shares of Globex
Mining Enterprises common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.09 per share or $2,970.

     HAMPTON COURT RESOURCES

     The Fund, at December 31, 1998, held 12,500 shares of
Hampton Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $.91 per share or $11,375.

     HAWKS INDUSTRIES

     The Fund, at December 31, 1998, held 3,000 shares of Hawks
Industries common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.125 per share or $3,375.

     INTERNATIONAL REMOTE IMAGING

     At December 31, 1998, the Fund held 10,000 shares of
International Remote Imaging common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.75 per share or $7,500.

     J2 COMMUNICATIONS

     The Fund, at December 31, 1998, held 56,134 shares of J2 Communications common stock, after giving effect to a 1-for-3 reverse split. The stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $2.00 per share or $112,268.

     KINETIKS.COM

     The Fund, at December 31, 1998, held 400,000 shares of Kinetiks.com common stock, which stock is restricted as to sale and non-income producing. Because Kinetiks is in the process of negotiating a favorable settlement with creditors and is in the process of filing its past due Forms 10KSB and 10QSB, the stock has been valued by the Board of Directors at 2/3 its quoted market price of $.17 per share which is $.11 per share or $44,000. The Fund also held warrants to purchase an additional 1,150,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The Board of Directors has valued the warrants at $0. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and was due on March 30, 1997. The note provides for a default interest rate of 18% and additional 50,000 warrants for each 30-day period that it remains unpaid. The Fund holds a second note receivable from Kinetiks.com in the amount of $61,476 which note is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     LAND RESOURCE CORPORATION

     The Fund, at December 31, 1998, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 per share or $10,000.

     MARCO FOODS, INC.

     The Fund, at December 31, 1998, held a note receivable from Marco Foods in the amount of $181,526, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     MORROW SNOWBOARDS

     The Fund, at December 31, 1998, held 7,000 shares of Morrow
Snowboards common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.8125 per share or $5,687.50.

     MULTI-LINK TELECOMMUNICATIONS

     The Fund, at December 31, 1998, held 25,000 shares of Multi-
Link Telecommunications common stock, which stock is restricted as to sale, non-income producing and has been valued at its cost of $1.00 per share or $25,000.

     ONLINE SYSTEM SERVICES

     At December 31, 1998, the Fund held 8,000 shares of Online
System Services common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $13.00 per share or $104,000.

     PREMIER CONCEPTS

     The Fund, at December 31, 1998, held 35,000 shares of
Premier Concepts common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.6875 per share or $24,062.50.

     REDWOOD BROADCASTING, INC.

     The Fund, at December 31, 1998, held 30,000 shares of Redwood Broadcasting common stock, which stock is partially restricted as to sale, non-income producing, and has been valued at its quoted market price of $4.00 per share or $120,000.

     REDWOOD ENERGY

     At December 31, 1998, the Fund held 20,000 shares of Redwood
Energy common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.46 per share or $9,200.

     SOUTHSHORE CORPORATION

     At December 31, 1998, the Fund held 15,000 shares of
Southshore Corporation common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.03125 per share or $468.75.

     TRAINING DEVICES, INC.

     The Fund, at December 31, 1998, held 20,000 shares of Training Devices common stock. The stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     USASURANCE GROUP

     The Fund, at December 31, 1998, held 41,250 shares of
Usasurance Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $4.125 or $170,156.

     WEBQUEST

     The Fund, at December 31, 1998, held a note receivable from Webquest in the amount of $104,676, which is unsecures, accrued interest at the rate of 8% per year and is due on demand.

     WHITEWING LABS

     The Fund, at December 31, 1998, held 23,500 shares of
Whitewing Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.625 per share or $14,687.50.

     WORLD CYBERLINK

The Fund, at December 31, 1998, held 8,750 shares of World
Cyberlink common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $2.875 per share or $25,156.


                         ITEM 2.  PROPERTIES


     Real Estate Operations

     During the year ended December 31, 1993 the Fund purchased a 26,500 square foot office building located in Colorado Springs, Colorado (the "Northpark Building"). The Building was acquired primarily to provide office space for the Fund and as a potential source of income. The Fund sold its Northpark Building Effective March 31, 1997. The sale was structured as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds received were utilized to pay approximately $452,000 of mortgage, line of credit and other debt resulting in a net gain of $388,000.

     In a concurrent transaction structured to qualify as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, the Fund, on April 1, 1998, consummated the purchase of 5 acres of undeveloped commercial real estate located at 3210 Woodman Road, Colorado Springs, CO (the "Property"). The Fund plans to undertake a phased development of two commercial office buildings on the Property which will, upon completion, consist of an aggregate of 55,000 square feet of commercial office space. The purchase price for the Property was $390,000 and was paid in cash at the time of closing, utilizing a portion of the proceeds realized by the Fund from the sale of the Northpark Building.

     Real Estate Investment

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $621,358. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 to avoid paying current taxes on the Northpark Building gain. The Fund borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund has signed a business lease agreement to lease the new Chestnut Building for 8 months and 9 days expiring on September 1, 1998 for $35,000. Gerald L. Wiebe and Weebee Properties the "tenant" agreed to pay for all property taxes, utilities, insurance and maintenance associated with the building during the term of the lease. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. As of December 31, 1998, the tenant was in default of the Chestnut Building purchase agreement and therefore paid to the Fund the sum of $45,000 on January 27, 1999 for rent and fees in addition to extending the purchase agreement to February 28, 1999. On February 26, 1999, the tenant paid to the Fund an additional $15,000 to extend the closing to March 31, 1999 and on April 9, 1999 the tenant paid to the Fund $12,000 to extend the closing to April 30, 1999.

     On March 17, 1998, the Fund sold its 20% investment in the Plaza Hotel & Apartments in Thermopolis, Wyoming (the "Hotel Investment"). The hotel, which was purchased on September 24, 1997, was sold for its original purchase price of $200,000, of that $50,000 was paid in cash and the purchaser assumed a $150,000 note to Wyoming Resorts, LLC.

     Office Facilities

     The Fund, during September of 1998 moved its executive office space to 5373 North Union, Suite 100, Colorado Springs, CO., 80918, with a three year contract through September, 2001 at $9.50 per square foot lease and $4.774 square foot for common area maintenance ("CAM") charge per year. The CAM charge will escalate depending on the actual building maintenance usage determined for the year.

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

     Income Taxes

     During the year ended December 31, 1997, The Fund utilized the remaining net operating loss carryforward.


                   ITEM 3. LEGAL PROCEEDINGS

     Starting in 1994, the Fund received requests for information from the United States Securities and Exchange Commission ("SEC") related to investigations begun by the SEC during 1994 into various matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund was notified by the Commission's Staff that it intended to request that the Commission commence an administrative proceeding against the Fund, its President and its directors based upon certain transactions in securities then included in the Fund's securities portfolio. In July 1997, the SEC informed us that the Staff was planning to recommend an enforcement action against the Fund's President for certain additional alleged violations of the federal securities laws. On June 1998, the Commission issued an order instituting public administrative proceedings. From November 2 through November 6, 1998, an administrative trial was held at which the Fund, its President and its directors contested the Staff's allegations, which they believe to be substantially without merit, and put on extensive defensive evidence. The parties are in process of exchanging proposed findings of fact and conclusions of law and legal briefs. As its exclusive relief against the Fund, the Commissions Staff has requested the entry of an order directing the Fund to cease and desist from committing the securities law violations alleged by the Staff in the enforcement proceeding. In addition, the Staff has requested entry of such an order against the Fund's President and its directors along with certain other relief. No decision has been rendered and there is no timetable by which a decision must be made. Under the circumstances, the Fund cannot predict with any certainty the outcome of the action or whether the matter will have a material impact upon the Fund or its President or directors. Other than the foregoing, the Fund is not a party to any material pending legal proceeding.


        ITEM 4. MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     The Fund did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1998.



                            PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

     The outstanding shares of common stock, are traded over-the-counter and quoted in the OTC Electronic Bulletin Board under the symbol "ROCE." The reported high and low bid prices for the common stock are shown below for the period from January 1, 1997 through March 31, 1999:


                                           Bid
                                 Low                  High
________________________________________________________________

1997
First Quarter                     4.00                4.125
Second Quarter                    3.50                4.125
Third Quarter                     4.00                4.375
Fourth Quarter                   4.375                4.375
_________________________________________________________________

1998
First Quarter                    4.375                4.375
Second Quarter                   4.375                4.375
Third Quarter                     4.25                4.375
Fourth Quarter                   4.375                4.375
________________________________________________________________
1999
First Quarter                   4.6875               4.6875
(through March 31, 1999)

    The high bid price of the Fund's common stock as of March
31, 1999 was $4.375. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

    As of December 31, 1998, there were approximately 106 holders of record of the Fund's common stock. The closing bid price of the stock on that date was $ 4.375.

Dividends
    No cash dividends were paid by the Fund in 1997 or 1998.

                ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below is derived from audited financial statements of the Fund. The following information should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Balance Sheet Data at December 31
___________________________________________________________________________
                   1998         1997        1996         1995         1994
___________________________________________________________________________

Assets
 Investments   $ 3,150,123  $ 3,148,989 $ 2,154,497  $ 1,400,374  $ 1,699,582
 Cash              241,806       21,890     499,404        1,193       37,081
 Property and
  equipment,
  net              517,088      509,669     764,521      714,918      655,556
 Other           1,337,568      133,118      51,670       70,302       30,858

 Total assets   __________    _________  __________   __________   __________
                 5,246,585    3,813,666   3,470,092    2,186,787    2,423,077
Liabilities
 Long-term
  debt,current     885,551      899,106     262,821      191,627      195,444
 Payables        1,111,103      164,268     342,107      165,542       65,114
 Accrued
  Interest
  payable            1,175        8,565       7,428       19,588       14,628
 Other accrued
  liabilities       14,552       23,011      33,901       39,697       12,500
 Cashover draft       -0-         8,049        -0-         8,653         -0-
 Deposits,
  deferred
  rent and
  deferred
  taxes            191,021       54,334        -0-          -0-          -0-
 Long-term
  liabilities      393,681      351,531     375,103      454,116      428,352
 Accrued income
  taxes             91,121         -0-      118,000         -0-          -0-

 Total
  liabilities    2,668,204    1,508,864   1,139,360      879,223      716,038

    Net assets   2,558,381    2,304,802   2,330,732    1,307,564    1,707,039

 Net assets
  per share
  (shares
  issued and
  outstanding:
  640,256 in
  1992 - 1998) $      4.00  $      3.60 $      3.64  $      2.04  $      2.67




             Statement of Operations Data for Years Ended December 31
_____________________________________________________________________________
                     1998       1997       1996          1995        1994

_____________________________________________________________________________

Investment Income    $ 182,978  $ 121,667  $ 206,491     $177,536    $166,575
Gain on sale of
 land and building        -0-     388,476       -0-          -0-         -0-
Less expenses          753,183    535,934    635,180      436,478     531,724
                     _________  _________   ________     ________     _______
Net Investment loss   (570,205)   (25,796)  (428,689)    (258,942)   (365,149)

Net realized gain
 (loss) from sales
 and permanent
 write-downs of
 securities            465,180    (51,374) 1,549,196       31,889     192,577

Unrealized net
 appreciation
 (depreciation) of
 investments           358,604     51,240    (97,339)    (172,422)    228,025
                     _________  _________  _________     _________   _________
Net increase
 (decrease) in net
 assets from
 investment
 activities          $ 253,579  $(25,930)  $ 1,023,168   $(399,475)  $ 55,453

Per share amounts:

Net investment loss  $   (0.89) $   (0.4)  $     (0.67)  $   (0.40)  $  (0.56)
Net realized gains
 from investments         0.73     (0.08)         2.42        0.05       0.30
Net unrealized
 appreciation
 (depreciation )of
 net investments          0.56      0.08         (0.15)      (0.27)      0.35
                      _________    _________   __________  _________  _________
Net increase
 (decrease) in net
 assets per
 common share from
 investment
 activities          $    0.40  $   (0.4)  $      1.60   $    (.62) $    0.09




          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources - December 31, 1998.

     During the year ended December 31, 1998, the Fund incurred realized gains from sales of securities which were offset by unrealized depreciation of investments. Total assets increased accordingly:

     Investments increased from $3,148,989 on December 31, 1997 to $3,150,123 on December 31, 1998, an increase of $1,134 or approximately .04%, primarily due to the sale of Guardian Technologies, Lone Oak Vineyards, Cusa, Tels, and portions of American Education Products, Redwood Broadcasting and Usassurance. Notes receivable, net of allowances, increased from $458,158 on December 31, 1997 to $554,582 on December 31, 1998,
an increase of $96,424 or 21.1%. Global Casinos converted $350,000 of their note, for 291,667 shares of preferred stock at $1.20 per share. Global Casinos as of December 31, 1998, had a remaining note receivable for $174,589 or 32% of total note receivables. Marco Foods comprised 33%, Webquest 19% and Kinetiks.com 16% of total notes receivable. The commercial real estate (Chestnut Building) is under contract for sale, representing an increase in value of approximately $144,000 as of December 31, 1998. The hotel investment was sold during 1998 for its equal $200,000 which was the Fund's cost.

     Cash increased significantly from $21,890 at December 31, 1997 to $241,806 as of December 31, 1998, an increase of 219,916 or 1,005%, primarily due to security sale proceeds. Property and Equipment increased from $509,669 as of December 31, 1997, to $517,088 as of December 31, 1998, an increase of 7,419 or 1.5%. Other assets increased significantly from $133,118 as of December 31, 1997 to 1,337,568 as of December 31, 1998, an increase of $1,204,450 or 905%, primarily due to securities sold yet awaiting proceeds as of December 31, 1998.

     Based on the foregoing, total assets increased from $3,813,666 as of December 31, 1997, to $5,246,585 as of December
31, 1998, an increase of 1,432,919 or 37.6%.

     Current maturities of long-term debt decreased from $899,106 as of December 31, 1997, to $885,551 as of December 31, 1998 a decrease of $13,555 or 1.51%. Payables increased significantly from $164,268 at December 31, 1997 to $1,111,103, an increase of $946,835 or 576%, due to investment securities purchased as of December 31, 1998 and funds not settling in accounts by the end of the year. The Fund, as of December 31, 1998 paid off a line of credit for $74,500. The Fund, as December 31, 1998 incurred approximately $329,900 in deferred tax liability due to the gain on the sale of the Northpark building, utilized in a 1031 tax exchange, and largely due to the Funds unrealized gain for 1998 of $358,604. The Fund utilized all of its net operating loss carryforwards in previous tax years and, therefore, accrued $91,121 of current taxes.

     As a result, total liabilities increased from $1,508,864 at December 31, 1997 to $2,668,204 on December 31, 1998 an increase of $1,159,340 or 76.8%.

     Net assets increased from $2,304,802 at December 31, 1997 to $2,558,381 at December 31, 1998 and from $3.60 per share to $4.00 per share, respectively, an increase of $.40 per share or approximately 11%.

     Other than the 1999 anticipated sale of the Fund's Chestnut building, Management knows of no trends or demands, commitments, events or uncertainties which will result in the Fund's liquidity or capital resources materially increasing or decreasing.

Results of Operations - 1998 Compared to 1997 and 1996

     As a direct result of the Fund's acquisition of the Northpark building in Colorado Springs, Colorado, during the third quarter of 1993, in addition to the Northpark building being fully leased in 1997, and sold as of March 31, 1997, and the Funds purchase of the Chestnut building as of September, 4, 1997, rental income has varied from $170,434 in 1996, to $57,890 in 1997, to $94,833 in 1998. Interest and dividend income increased significantly from $30,248 in 1996, to $63,777 in 1997, to $88,145 in 1998, mainly attributable to the increase in security investments and notes receivable. Therefore, total investment income changed form $206,491 in 1996, to $121,667 in 1997, to $182,978 as of December 31, 1998.

     Total expenses changed from $635,180 in 1996, to $535,939 in 1997 to $753,183 in 1998. Contributing to the change in expenses from 1997 to 1998 was an increase in professional fees of 321%, due to an increase in legal fees. Interest expense increased 27% due to a full years mortgage on the Chestnut Building and investment expense increased 72% associated with the Funds increase in investment gains.

     As a result, net investment loss increased to $(570,205) in 1998, compared to $(414,267) in 1997, and $(428,689) in 1996.

     Net realized gain from sale of investments increased significantly in 1998 to $465,180 after taxes from $(51,374) in 1997 and $1,549,196 in 1996. The net gain in sales for 1998 are mainly attributable to the sales of American Education Products, Global Casinos, Lone Oaks Vineyards, Redwood Broadcasting and Usassurance. The net realized gain for 1996 is mainly attributable to the sale of Shiva Corp. (fka Airsoft) which increased $1,846,098 in value during 1996. Net unrealized depreciation of investments increased in 1998 to $358,604 and to $51,240 in 1997 from $(97,339) in 1996. As of December 31, 1998 the Fund had a net gain from investments of $823,784 and a net increase in net assets of $253,579 resulting from operations.

     Other than the 1999 anticipated sale of the Funds Chestnut building , Management knows of no trends or uncertainties that will have any material impact on the income or expenses of the Fund.

Recently issued accounting pronouncements

     The Financial Accounting Standard's Board recently issued Statement of Financial Accounting Standard (SFAS) No's 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included on the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially impact the Fund's financial statements.

Year 2000 issues

     The Company recognized the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company is evaluating and managing the risks and cost associated with this problem, including communicating with brokers, custodians and trust companies, and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Fund's future results of operations is being determined as part of the detailed conversion planning process.


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


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 1, 1999, the client-auditor relationship between the Company and its principal accountants, Gelfond Hochstadt, Pangburn & Co., ceased. The dismissal of Gelfond Hoschstadt Pangburn & Co., was effective February 1, 1999. In connection with the audits of the Company's financials statements for each of the fiscal years ended December 31, 1997 and 1996, there were no disagreements with Gelfond Hochstadt Pangburn & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Gelfond Hochstadt Pangburn & Co., would have caused Gelfond Hoschstadt Pangburn & Co. to make reference to the matter in their report.

     The Fund has retained the accounting firm of Gerald R. Hendricks & Co., P.C. to serve as the Fund's independent accountant to audit the Fund's financial statements. This engagement was effective February 12, 1999. Prior to its engagement as the Fund's principal independent accountant, Gerald
R. Hendricks & Co., P.C.. had not been consulted by the Fund either with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund's financial statements or on any matter which was the subject of any prior disagreement between the Fund and its previous certifying accountant.



                     THE ROCKIES FUND, INC.

             YEARS ENDED DECEMBER 31, 1998 AND 1997

                       TABLE OF CONTENTS




_________________________________________________________________


Independent auditor's report

Independent auditors' report

Financial statements:

     Statements of assets and liabilities

     Schedules of investments

     Statements of operations

     Statements of shareholders' equity

     Statements of cash flows

     Statements of changes in net assets

Notes to financial statements





To the Shareholders
The Rockies Fund, Inc.

Independent Auditor's Report


I have audited the accompanying statement of assets and liabilities of The Rockies Fund, Inc. (the "Fund") including the schedule of investments as of December 31, 1998 and the related statement of operations, stockholders' equity, cash flow, and changes in net assets for the year then ended. These financial statements are the responsibility of the Fund's management. My responsibility is to express an opinion on these financial statements and schedule based on my audit. The financial statements of the Fund as of December 31, 1997, were audited by other auditors whose report dated March 30, 1998, included an explanatory paragraph that described the dollar amount and percentage to net assets of securities that were valued by the Board of Directors without a readily ascertainable market value as discussed in Note 1 to the financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. My procedures included confirmation of securities owned as of December 31, 1998, by correspondence with custodian and brokers or verification by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of The Rockies Fund, Inc. as of December 31, 1998 and the results of its operations, its cash flows, and changes in net assets for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 1, the financial statements include securities valued at $696,000 (28% of net assets) at December 31, 1998, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. I have reviewed the procedures used by the Board of directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, I believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.





Gerald R. Hendricks & Company, P.C.
Westminster, Colorado
March 30, 1999




Independent Auditors' Report


The Shareholders and Directors
The Rockies Fund, Inc.


We have audited the accompanying statement of assets and liabilities of The Rockies Fund, Inc. (the "Fund") including the schedule of investments as of December 31, 1997 and the related statements of operations, shareholders' equity, cash flows, and changes in net assets for the year then ended. These financial statements and schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997, by correspondence with the brokers or verification by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of The Rockies Fund, Inc. as of December 31, 1997 and the results of its operations, its cash flows, and changes in net assets for the year then ended in conformity with generally accepted accounting principles.

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




GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
March 30, 1998



                       THE ROCKIES FUND, INC.
                 Statements of Assets and Liabilities
                     December 31, 1998 and 1997

ASSETS                                     1998           1997
_________________________________________________________________

Investments, at value (cost of
$2,760,600 1998 and $3,118,071, 1997):
        Restricted and                 $  1,830,541  $  1,725,831
         unrestricted securities
        Notes receivable                    554,582       458,158
        Real estate                         765,000       965,000
                                          _________    __________
                                          3,150,123     3,148,989
Cash:
Held by related party (Note 6)              232,351            -
Held by others                                9,455        21,890
Investment securities sold (Note 6)       1,204,587        72,011
Accounts receivable                          31,934         7,500
Accrued interest receivable                  52,969        53,045
Prepaid loan payments                        43,678            -
Receivables from investees (Note 6)              -            562
                                          _________    __________
             Total current assets         4,725,097     3,303,997

Property and equipment(Notes 2 and 3):
      Land                                  390,000       390,000
      Automobile                             15,162        15,162
      Furniture and fixtures                  7,939         8,739
      Construction in progress              114,058       101,242
                                            527,159       515,143

        Less accumulated depreciation:       10,071         5,474
                                            _______       _______
                                            517,088       509,669

Deposits                                      4,400           -

              Total assets                5,246,585     3,813,666



                     THE ROCKIES FUND, INC.
        Statements of Assets and Liabilities (Continued)
                   December 31, 1998 and 1997

LIABILITIES                        1998              1997
_____________________________________________________________________

Cash overdraft
Payables:                          $          -      $       8,049
         Trade                           258,394           108,506
         Construction (Note 2)                -             55,762
         Investment securities
          purchased (Note 6)             852,709                -
Accrued liabilities:
      Property taxes and other            14,552            23,011
      Income taxes (Note 4)               91,121                -
      Interest payable                     1,175             8,565
Current maturities of long-term
 debt (Note 3):
         Related parties                 231,576           172,374
         Others                          653,975           726,732
Deposits and deferred rent(Note 2)        12,616            41,334
Deferred tax liability (Note 4)          178,405            13,000

         Total current liabilities     2,294,523         1,157,333

Long term debt, net of current
 maturities (Note 3)                     242,176           259,531
Deferred tax liability (Note 4)          151,505            92,000

         Total liabilities             2,688,204         1,508,864

Commitments and contingencies
 (Notes 2 and 5)                             -                 -

Net assets and shareholders equity
 (equivalent to $4.00 per
 share for 1998 and $3.60 per
 share for 1997)                    $  2,558,381      $  2,304,802

COMPONENTS OF NET ASSETS

Common stock, .01 par value.
Authorized 5,000,000 shares;
640,256 shares issued and
outstanding                         $      6,403      $      6,403

Additional paid-in capital             2,901,243         2,901,243

Accumulated deficit:
   Accumulated net investment loss    (2,489,304)       (1,919,099)
   Accumulated net realized gain
    from sales of securities           1,750,517         1,285,337
   Unrealized net appreciation of
    investments                          389,522            30,918

         Total accumulated deficit      (349,265)         (602,844)

Net assets                          $  2,558,381      $  2,304,802

                                         THE ROCKIES FUND, INC.
                                        Schedule of Investments
                                       December 31, 1998 and 1997
                                                                                       Fair            Fair
                                               Initial        **Cost at     value at        value at
                                             investment         Dec 31,      Dec 31,       December 31,
      Company                   Position        date             1998         1998             1997

Restricted Securities:

Alta California
Broadcasting              255,000 common stock  Dec-98              -       255,000.00            -

American Educational       16,500 common stock  Sep-96        82,500.00     156,750.00      96,937.50
  Products, Inc.<F1> (1)    3,000 common stock  Sep-96              -             -         17,625.00
                            9,500 common stock  Sep-96              -             -         55,812.50
                            2,000 common stock  Sep-96              -             -         11,750.00
                            5,000 warrants
                            (ex. @ $4.50)       Sep-96              -             -          6,875.00
                           15,000 warrants
                            (ex. @ $4.50)       Sep-96              -             -         20,625.00
                           20,000 warrants
                            (ex. @ $4.50)       Sep-96              -             -         27,500.00
                            5,000 warrants
                            (ex. @ $10.00)      Jun-97              -             -          1,250.00
                            4,000 warrants
                            (ex. @ $10.00)      Jun-97              -             -          1,000.00
                            7,000 warrants
                            (ex. @ $10.00)      Jun-97              -             -          1,750.00
                           15,000 warrants
                            (ex. @ $10.00)      Jun-97              -             -          3,750.00

                                                              82,500.00     156,750.00     244,875.00

Eclipse(fka)Bear Star,LLC   5% partnership
                             interest           Nov-94             0.00           0.00           0.00
                          305,000 common stock  Jun-96           500.00           0.00             -

                                                                 500.00           0.00           0.00

COVA Technologies <F1>    917 common stock      Jul-96        20,035.00      20,035.00      20,035.00

Global Casinos, Inc.      3,800 common stock    Nov-93        76,000.00       4,512.50      13,300.00
<F1> (2)                  4,331 common stock    Jan-94        50,068.21       5,143.06      15,158.50
                          1,724 common stock    Jan-94        19,931.79       2,047.25       6,034.00
                          1,250 common stock    Feb-94        25,000.00       1,484.38       4,375.00
                             75 common stock    Mar-94             0.00          89.06         262.50
                            500 common stock    Oct-94        10,000.00         593.75       1,750.00
                          5,000 common stock    Feb-96        17,207.50       5,937.50      17,500.00
                          1,000 common stock    Mar-96         3,125.00       1,187.50       3,500.00
                          291,667 preferred
                           stock                             350,000.00     346,354.56             -

                                                             551,332.50     367,349.56      61,880.00

Guardian Technologies,
 Inc.<F1> (3)               8,333 common stock  Feb-97              -              -        22,915.75
                           90,533 common stock  Mar-97              -              -       248,965.75
                            5,000 common stock  Jun-97              -              -        13,750.00
                           20,000 common stock  Aug-97              -              -        55,000.00
                            2,500 common stock  Sep-97              -              -         6,875.00
                          137,000 warrants      Mar-97              -              -        42,812.50

                                                                   0.00           0.00     390,319.00

Hampton Court Resources    12,500 common stock  Sep-97        11,542.00      11,375.00      16,162.50

Kinetiks.com              100,000 common stock  Feb-98         5,000.00      11,000.00            -
                          100,000 common stock  Jul-98         5,000.00      11,000.00
                          100,000 common stock  Sep-98         5,000.00      11,000.00
                          100,000 common stock  Sep-98         5,000.00      11,000.00
                                                2/97 -
                          1,150,000 warrants    12/98              0.00           0.00           0.00

                                                              20,000.00      44,000.00           0.00

Land Resource
 Corporation <F1>         10,000 common stock   Mar-97        10,000.00      10,000.00      10,000.00

Lone Oak Vineyards,
 Inc.                     35,000 common stock   Feb-97              -              -        93,240.00
                           7,000 common stock   Oct-97              -              -        18,648.00
                           7,000 common stock   Nov-97              -              -        18,648.00

                                                                   0.00           0.00     130,536.00

Multi-Link
 Telecommunications       25,000 common stock   Nov-98        25,000.00      25,000.00            -

Redwood Broadcasting,
 Inc.                      5,000 common stock   Feb-97              -              -         8,750.00
                          200,000 common stock  Dec-97              -              -       350,000.00
                          20,000 common stock   Dec-97              -              -        35,000.00
                          30,000 common stock   Dec-97        36,000.00     120,000.00      52,500.00

                                                              36,000.00     120,000.00     446,250.00

Training Devices, Inc.    20,000 common stock   Feb-97        25,000.00      40,000.00      40,000.00


Total Restricted
 Securities                                                  781,909.50   1,049,509.56   1,360,057.50

Unrestricted Securities:

Astea International       10,000 common stock   Feb-97              -              -        18,750.00
                           5,000 common stock   Jun-97        16,354.41       8,437.50       9,375.00

                                                              16,354.41       8,437.50      28,125.00

Biosource International    7,500 common stock   Sep-98        23,891.05      22,031.25            -
                          25,000 common stock   Oct-98        72,764.20      73,437.50            -
                          20,000 common stock   Dec-98        54,582.10      58,750.00            -
                          37,500 common stock   Dec-98       107,915.95     110,156.25            -

                                                             259,153.30     264,375.00           0.00

Cable & Company Worldwide 10,000 common stock   Mar-97              -              -         1,250.00
                          40,000 common stock   Nov-97              -              -         5,000.00

                                                                   0.00           0.00       6,250.00

Cusa Technologies, Inc.   30,000 common stock   Nov-97              -              -        30,937.50

Exploration Company, The  30,600 common stock   Oct-97        92,718.00      28,687.50      61,200.00
                             400 common stock   Oct-97              -              -           800.00
                           5,000 common stock   Oct-97              -              -        10,000.00

                                                              92,718.00      28,687.50      72,000.00

Globex Minining
 Enterprises              33,000 common stock   Sep-98         6,535.00       2,970.00            -

Hawks Industries          1,000 common stock    Nov-98         1,312.50       1,125.00            -

                          2,000 common stock    Dec-98         2,687.50       2,250.00            -

                                                               4,000.00       3,375.00           0.00

International Remote
 Imaging                  10,0000 common stock  Nov-98        10,828.45       7,500.00            -

J2 Communications <F1> (3) 6,668 common stock   May-98        20,312.50      13,336.00            -
                           3,333 common stock   Sep-98         6,425.00       6,666.00            -
                           3,333 common stock   Oct-98         6,250.00       6,666.00            -
                           3,333 common stock   Oct-98         6,250.00       6,666.00            -
                           1,667 common stock   Oct-98         2,925.00       3,334.00            -
                          25,500 common stock   Nov-98        35,849.70      51,000.00            -
                          12,300 common stock   Dec-98        21,528.45      24,600.00            -

                                                              99,540.65     112,268.00           0.00

Morrow Snowboards         7,000 common stock    Nov-98         8,097.20       5,687.50            -

Online System Services    8,000 common stock    Dec-98        99,203.45     104,000.00            -

                                                              99,203.45     104,000.00           0.00

Optimax Industries, Inc.  115,191 common stock  Jun-94              -              -        18,004.35

Premier Concepts           35,000 common stock  Oct-98        18,593.75      24,062.50            -

Premium Cigars
 International, Inc.       5,000 common stock   Aug-97              -              -        12,812.50

Redwood Energy            20,000 common stock   Dec-98         8,377.52       9,200.00            -

Shiva Corporation          2,630 common stock   Dec-96             0.00            -        22,519.38

Southshore Corporation    15,000 common stock   Sep-97         7,715.00         468.75       3,750.00

TELS Corporation          20,000 common stock   Aug-96              -              -         6,250.00
                          10,000 common stock   Sep-96              -              -         3,125.00

                                                                   0.00           0.00       9,375.00

Usasurance Group          12,000 common stock   Jul-96              -              -        24,000.00
                           3,000 common stock   Jul-96              -              -         6,000.00
                          10,000 common stock   Sep-96              -              -        20,000.00
                           2,500 common stock   Oct-96              -              -         5,000.00
                           6,250 common stock   Dec-96              -              -        12,500.00
                           3,750 common stock   Dec-96              -              -         7,500.00
                           5,750 common stock   Dec-96              -              -        11,500.00
                          14,250 common stock   Dec-96        33,203.50      58,781.25      28,500.00
                           1,500 common stock   Dec-96         3,850.00       6,187.50       3,000.00
                           2,500 common stock   Jan-97         8,750.00      10,312.50       5,000.00
                           4,500 common stock   Jun-97         6,106.25      18,562.50       9,000.00
                           7,500 common stock   Dec-97         7,875.00      30,937.50      15,000.00
                           3,500 common stock   Oct-98        27,619.50      14,437.50            -
                           7,500 common stock   Nov-98        21,256.90      30,937.50            -

                                                             108,661.15     170,156.25     147,000.00

Whitewing Labs            15,000 common stock   Jan-97        23,175.00       9,375.00      11,250.00
                           5,000 common stock   Jan-97              -              -         3,750.00
                           8,500 common stock   Dec-98         5,861.50       5,312.50            -

                                                              29,036.50      14,687.50      15,000.00

World Cyberlink           8,750 common stock    Jun-98         8,750.00      25,156.25            -

Total Unrestricted
 Securities                                                  777,564.38     781,031.75     365,773.73

Notes Receivable:

Eclipse fka Bear
 Star L.L.C.<F1>          Note Receivable, 10%  Dec-95             0.00       5,814.06       5,814.06

Damach                    Note Receivable,12%,
                           due on demand        Oct-96        32,500.00      32,500.00      32,500.00

Phil Georgeson            Note Receivable,12%,
                           on demand            Aug-96             0.00           0.00       4,602.13
                          Note Receivable,12%,
                           on demand            Mar-98             0.00           0.00            -

                                                                   0.00           0.00       4,602.13

Global Casinos, Inc.<F1>  Note Receivable, 8%,
                           due 11/1/98          Nov-96       163,343.13     163,343.13     175,000.00
                          Note Receivable, 9%
                           due on demand        Mar-97        11,245.99      11,245.99      43,904.02
                          Note Receivable, 24%
                           due 4/15/98          Aug-97             0.00           0.00      75,000.00
                          Note Receivable, 12%
                           due on demand        Mar-98             0.00           0.00            -

                                                             174,589.12     174,589.12     293,904.02


Kinetiks.com              Note Receivable,
                           10%, (default rate
                           18%) due 3/30/97    Feb-97         25,000.00      25,000.00      25,000.00
                          Note Receivable, 8%,
                           due on demand                      61,476.26      61,476.26            -

                                                              86,476.26      86,476.26      25,000.00

Marco Foods, Inc.<F1>     Note Receivable, 12%
                           due on demand       Jan-97        181,525.88     181,525.88     127,337.50

Webquest                  Note Receivable, 8%
                           due on demand       Dec-98        104,676.21     104,676.21            -

Subtotal Notes Receivable                                    579,767.47     585,581.53     489,157.71

Allowance for Doubtful
 Notes                                                             0.00     (31,000.00)    (31,000.00)

Net Notes Receivable                                         579,767.47     554,581.53     458,157.71

Investments in Real Estate:

Chestnut Property         Land & Building at
                           3515 N. Chestnut    Sep-97        621,358.38     765,000.00     765,000.00

Thermopolis Property      Building at 116 E.
                           Park St.            Sep-97               -              -       200,000.00

Total Real Estate
 Investments                                                 621,358.38     765,000.00     965,000.00

Total Investments                                        $ 2,760,599.73 $ 3,150,122.84 $ 3,148,988.94

<F1> These entities are considered to be affiliated companies as a result of the
Company's investment and/or position on the entity's Board of Directors during the last 90 days.

**After permanent write-downs.

(1) After giving effect to a 1:5 reverse split
(2) After giving effect to a 1:10 reverse split
(3) After giving effect to a 1:3 reverse split

See accompanying notes to financial statements.
Restricted Unrestricted and Real Estate                    2,180,832.26   2,595,541.31   2,690,831.23

                       THE ROCKIES FUND, INC.
                      Statements of Operations
                Years Ended December 31, 1998 and 1997

                                                 1998            1997
                                           ___________________________
Investment income:
      Rental (Note 2)                        $   94,833      $   57,890
      Consulting and other services                  -           10,822
      Interest and dividends (Note 6)            88,145          52,955

                                                182,978         121,667
Expenses:
       Wages and salaries                       133,037         141,817
       Professional fees                        334,705          79,579
       Directors fees                             4,000           7,000
       Interest                                  80,133          62,907
       Travel and entertainment                  45,624          45,959
       Office                                    76,406         112,449
       Building expenses                         20,526          46,072
       Investment expenses (Note 6)              43,019          25,076
       Donations                                 15,733          15,080

                                                753,183         535,939

               Investment loss                 (570,205)       (414,272)

Gain on sale of land and building (Note 2)          -           388,476

               Net investment loss         $   (570,205)    $   (25,796)

Realized and unrealized gain (loss) from
 investments:
       Net realized gain (loss) from
        investments                        $    793,299     $   (51,374)
       Income tax expense (Note 4)             (328,119)             -

                                                465,180         (51,374)
       Net unrealized appreciation
        (depreciation) of investments
               Beginning of year                 30,918         (20,322)
               End of year                      389,522          30,918

       Net unrealized appreciation of
        investments                             358,604          51,240

Net gain (loss) from investments                823,784            (134)

Net increase (decrease) in net assets
       resulting from operations           $    253,579     $   (25,930)

Per share amounts:
       Net investment loss                 $      (0.89)    $     (0.04)
       Net realized gain (loss) from
        investment                                 0.73           (0.08)
       Net unrealized appreciation of
        investments                                0.56            0.08

                                           $       0.40     $     (0.04)

Weighted average common shares outstanding      640,256         640,256

                                  THE ROCKIES FUND, INC.
                             Statements of Shareholders' Equity
                           Years Ended December 31,1998 and 1997


                                      Accumulated deficit
                              ________________________________________________________________
                                                          Accumulated
                                                          net realized
                                                          gains from
                                            Accumulated   sales and      Unrealized net
                               Additional   net           permanent      appreciation
                      Common   paid-in      investment    write-downs    (depreciation) Net
                      stock    capital      loss          Of securities  of investments assets

Balances at
January 1, 1997       $ 6,403  $ 2,901,243  $(1,893,303)  $  1,336,711   $ (20,322)     $ 2,330,732

Net investment loss                             (25,796)                                    (25,796)
Net realized gain on
 investments                                                   (51,374)                     (51,374)
Unrealized net
 appreciation
(depreciation) of
 investments                                                                51,240           51,240

                      _______   __________   ___________     __________  __________      __________
Balances at
 December 31, 1997      6,403    2,901,243  (1,919,099)      1,285,337      30,918        2,304,802


Net investment loss                           (570,205)                                    (570,205)
Net realized gain on
 investments                                                   465,180                      465,180
Unrealized net
 appreciation
 (depreciation) of
 investments                                                               358,604          358,604

                      _______   __________    __________    __________   __________     __________
Balances at
 December 31, 1998    $ 6,403  $ 2,901,243 $ (2,489,304)  $  1,750,517   $ 389,522      $ 2,558,381

                    THE ROCKIES FUND, INC.
                   Statements of Cash Flows
              Years Ended December 31, 1998 and 1997


                                          1998           1997

                                   ______________________________
Cash flows from operating activities:
  Net investment loss                 $ (570,205)    $  (25,796)
  Net realized gain (loss) from
   investments                           465,180        (51,374)

                                        (105,025)       (77,170)
  Adjustments to reconcile net
   investment loss and net
   realized gain from investments to
   net cash used in operating
   activities:
     Net realized gain from
      investments                       (465,180)        51,374
     Gain on sale of land and
      building                                -        (388,476)
     Deferred income tax                 224,910             -
     Depreciation expense                  4,597         10,030
     Bad debts                             7,882             -
     Decrease (increase) in
      operating assets:
        Accounts receivable              (24,434)            -
        Accrued interest receivable           76        (40,256)
        Receivable from investees            562         22,510
        Investment securities sold
         and other assets             (1,132,576)       (63,702)
        Prepaid loan payments            (43,678)            -
     Increase (decrease) in
      operating liabilities:
        Payables                         946,835       (177,839)
        Accrued liabilities               75,272       (127,753)
        Deposits and deferred rent       (28,718)        34,080

                                        (434,452)      (680,032)

          Net cash used in operating
           activities                   (539,477)      (757,202)

Cash flows from investing activities:
     Proceeds from sales of
      investments                      7,013,708      2,313,477
     Purchases of investments         (6,348,140)    (2,188,031)
     Proceeds from sale of property
      and equipment                          -        1,080,000
     Purchases of property                   -         (390,000)
     Capital expenditures -
      construction in progress           (12,816)      (101,242)
     Increase in deposits                 (4,400)            -

          Net cash provided by
           investing activities          648,352        714,204

Cash flows from financing activities:
     Increase (decrease) in cash
     overdraft                            (8,049)         8,049
     Proceeds from long-term debt        393,122             -
     Repayment of long-term debt        (274,032)      (442,565)

          Net cash (used in) provided
           by financing activities       111,041       (434,516)



                    THE ROCKIES FUND, INC.
               Statements of Cash Flows (Continued)
              Years Ended December 31, 1998 and 1997




                                     1998           1997

                                   ______________________________

Net increase (decrease) in cash     219,916        (477,514)

Cash at beginning of year            21,890         499,404

Cash at end of year              $  241,806     $    21,890

Supplemental disclosure of cash
flows information, cash paid for
interest                         $   78,958     $    61,770

Supplemental disclosures of noncash investing and financing activities:

During 1997, the Fund purchased a 20% interest in a Hotel Investment property in exchange for a $150,000 promissory note payable and $50,000 cash, the Fund purchased 250,000 shares of Redwood Broadcasting, Inc. in exchange for a $300,000 note payable, and the Fund purchased the Chestnut Building investment in exchange for a $500,000 mortgage note payable and $100,000 cash.

During 1998, the Fund sold its 20% interest in a Hotel Investment property for $50,000 cash and the assignment of a $150,000 promissory note payable.

During 1998, the Fund exchanged notes receivable with $287,220 in principal and $62,780 in accrued interest for 291,667 shares of Global Casinos, Inc., an affiliate company, Class C preferred shares.




                          THE ROCKIES FUND, INC.
                    Statements of Changes in Net Assets
                   Years Ended December 31, 1998 and 1997



                                      1998           1997
                                   ______________________________

Increase (decrease) in net assets from investment activities:

    Net investment loss           $  (570,205)   $   (25,796)

    Net realized gain (loss) from
     investments(net of income tax
     expense of $328,119 in 1998)     465,180        (51,374)

    Net unrealized appreciation of
     investments                      358,604         51,240

    Net increase (decrease) in net
     assets from investment
     activities                       253,579        (25,930)

Net assets at beginning of year     2,304,802      2,330,732

Net assets at end of year         $ 2,558,381    $ 2,304,802



                     THE ROCKIES FUND, INC.
                 NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1998 AND 1997


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

     As shown in the accompanying financial statements, the Fund incurred net investment losses for the years ended December 31, 1998 and 1997. The Fund may be required to liquidate investments or obtain debt or equity financing to fund operations in the future.

     Investment valuation and transactions:

     Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System are valued at the last sales price on the valuation date or, absent at last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net realizable value. The Fund performs on-going evaluations regarding collectibility of receivables and provides allowances for potential losses.

      In the absence of readily ascertainable market values, investments in restricted securities without quoted market prices are carried at estimated fair value as determined by the Fund's Board of Directors (the "Board"). Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. The estimated fair value of restricted securities at December 31, 1998 and 1997 total approximately $1,049,500 and $1,360,000, respectively. The estimated fair value of restricted securities whose values have been evaluated by the Board of Directors in the absence of readily attainable market value is approximately $696,000 and $256,000 at December 31, 1998 and 1997,
     respectively. There estimated fair value of restricted securities comprises 28% and 12% of total net assets at December 31, 1998 and 1997, respectively.

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

     Recently issued accounting pronouncements:

     The Financial Accounting Standard's Board recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1998. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included on the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially impact the Fund's financial statements.

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

     Property and equipment:

     Property and equipment is recorded at cost. Deprecation is provided over the estimated useful lives of the assets using the straight-line method as follows: furniture, fixtures, and automobile, 5 to 10 years.

     Management assesses the carrying value of long-lived assets for impairment when circumstances warrant such a review, primarily by considering available appraisal information and current and projected income and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, and impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values. Based on management's annual review, the Fund does not believe that any impairments have occurred in 1998.

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

     Earnings (loss) per share:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 during 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted EPS in 1998 and 1997. The adoption of SFAS No. 128 did not impact previously reported EPS.

     Reclassifications:

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.   Real estate transactions:

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

     On April 1, 1997, the Fund purchases five acres of undeveloped commercial property located on Colorado Springs, Colorado for $390,000. Through December 31, 1998, the Fund incurred approximately $114,000 of land development and building design costs.

     Real estate investments:

     During 1997, the Fund purchased two real estate investments located in Colorado and Wyoming. In September 1997, the Fund purchased a 49,000 square foot commercial office building located in Colorado Springs, Colorado (the "Chestnut Building") for $100,000 cash and a $500,000 mortgage note payable. In December 1997, the Fund entered into an agreement to lease the Chestnut Building to an unrelated party for $35,000 through August 1998, at which time the party has agreed to purchase the building for $775,000. The Fund has extended the closing of the purchase of this building to April 30, 1999 in order for the purchaser to establish a market for a development product. In connection with the various extensions granted, the Fund received extension and rental fees of approximately $107,000 for the year ended December 31, 1998.

     In September 1997, the Fund also purchased a 20% interest in a 40-room hotel located in Thermopolis, Wyoming (the "Hotel investment"), for $50,000 cash and $150,000 promissory note payable. The hotel Investment was purchased from a party who is a shareholder and board member of certain Fund investee companies. In March 1998, the Fund entered into a contract to sell the 20% interest back to this party for $200,000, of which $50,000 was received in cash and the assumption of the Fund's $150,000 promissory note payable.

     Office lease:

     Effective September 1998, the Fund leases office space from an unaffiliated third party. The lease is for a three year contract through August, 2001 and requires the Fund to pay escalating amounts over the life of the lease. In addition, the Fund is required to pay its portion of common area maintenance. The future minimum lease payments are approximately as follows:

                                   1999     57,000
                                   2000     55,000
                                   2001     37,000
                                         $ 149,000

     Rent expense for the years ended December 31, 1998 and 1997 was $28,423 and $8,100, respectively.


3.   Long-term debt:

                                       1998              1997
                                   ______________________________
Related Parties:

Note payable, non-interest
bearing,paid in January 1999,
unsecured                          $ 150,000         $      -

Other, non-interest bearing,
unsecured                              1,000                -

Notes payable, interest at 8%,
due through September 1998,
collateralized by the Hotel
Investment                                -              150,000

Notes payable, interest at 7%-12%
unsecured, due on demand               6,500               9,244

Note payable, non-interest
bearing, paid in March
1998, collateralized by certain
Fund investments in securities            -               13,130

       Total related parties         157,500             172,374

3.      Long-term debt (continued):

Others:

Line of credit, interest at prime
plus 2%, due May 1998,
collateralized by certain Fund
investments in securities                -                74,500

Note payable, interest at 8%,
principal and interest due in
monthly installments of $3,640,
due January 2007, collateralized
bycertain Fund investments           260,824             281,348

Mortgage note payable, interest at
prime plus 1.25%
(9.75% at December 31, 1998),
principal and interest due in
monthly installmentsof $4,790,
remaining principal and interest
due in August 2002,collateralized
by the Chestnut building and an
assignment of rents                  488,880             497,528

Note payable, interest at 8.75%
interest and principal
due in monthly installments of
$322, due by 2001
collateralized by automobile           8,401              11,393

Borrowings on margin accounts,
variable interest rates
(8% and 9.5% at December 31, 1998)
due on demand                        212,122             121,494

      Total others                   970,227             986,263

        Total long-term debt       1,127,727           1,158,636

        Less current maturities     (885,551)           (899,106)

                                   $ 242,176        $    259,531



Aggregate long-term debt maturities are as follows:

             1999                      $    885,551
             2000                            40,695
             2001                            42,012
             2002                             6,307
             2003                            32,723
             Thereafter                     120,439

                                       $  1,127,727

     The weighted average interest rates on all debt was 8% and 8.8% in 1998 and 1997, respectively. Interest expense incurred on related party debt was $3,115 and $5,362 in 1998 and 1997, respectively.


4.   Income taxes:

     Income tax expense (benefit) consists of the following:


     Current:                           1997          1998

                                   ______________________________

                   Federal           $ 79,440      $(94,000)
                   State               11,681       (11,000)

                                       91,121      (105,000)

      Deferred:
                   Federal            207,388        94,000
                   State               29,610        11,000
                                      236,998       105,000

                                     $328,119      $    _


The reconciliation between the statutory federal expense
(benefit) and the effective tax is as follows:


                                       1998         1997
                                   ______________________________

 Statutory federal income tax
  expense (benefit 34%)            $ 197,777       $ (9,000)
 State taxes, net of federal
  income tax benefit                  19,196         (1,000)
 Tax on unrealized appreciation
  of investment                      111,146             -
 Net operating losses not
  utilized                                -          10,000
 Income tax expense                $ 328,119       $     -

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:


                                           1998         1997
                                  ________________________________

   Deferred tax assets:
     Net operating loss carryforwards   $    -       $ (58,000)

   Net deferred tax assets                   -         (58,000)

   Deferred tax liabilities:

     Investments, unrealized net gains    178,405       13,000
     Property and equipment deferred
      gain                                151,505      150,000

     Gross deferred tax liabilities       329,910      163,000


     Net deferred tax liabilities       $ 329,910    $ 105,000

     Less current portion                 178,405       13,000

                                        $ 151,505    $  92,000


5.   Commitments and contingencies:

     Securities and Exchange Commission investigation:

     Beginning in 1994, the United States Securities and Exchange Commission (the "SEC") began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of one of its officers. In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain alleged violations of federal securities laws. The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. In July
     1997, the SEC informed the Fund that the Staff was planning to recommend an enforcement action against the Fund's President for certain additional alleged violations of the federal securities laws. In June 1998, the Commission issued an order instituting public administrative proceedings and in November 1998, an administrative trial was held at which the Fund, its President and its directors vigorously contested the Staff's allegations and put on extensive defensive evidence.

     The parties are in process of exchanging proposed findings of fact and conclusions of law and legal briefs. Management will continue to vigorously defend itself, however management is unable to predict, with any certainty, the outcome of the investigation, or the ultimate effect on the Fund.

     Employee benefits:

     The Fund maintains a salary-deferred, simplified employee pension plan. Employer contributions are discretionary, and there were no employer contributions in 1998 and 1997.

6.   Transactions with investees and affiliates:

     Receivables from investees represent reimbursable expenses totaling $562 and $-0- at December 1997 and 1998, respectively.

     The Fund utilizes a brokerage and trust company as primary custodian of its securities. This company is also a majority shareholder in the Fund. Custodial fees incurred in 1998 and 1997 were $8,900 and $13,234, respectively, and at December 31, 1998, the Fund has a payable due to this affiliate, for investment securities purchased, of approximately $852,709. As of December 31, 1998, the Fund has a receivable due from this affiliate for investment securities sold of $1,184,337. Also at December 31, 1998, this affiliate held cash on behalf of the Fund in the account of $232,251.

     During the year ended December 31, 1998, the Fund pledged as collateral, for borrowings by Global Casinos, Inc., ("Global") an affiliated company, its Woodman Property. The
     Fund received no compensation from Global for this transaction.

     In December 1998, the Fund entered into an agreement with Global whereby the Fund exchanged various notes receivable with $287,220 in principal and $62,780 in accrued interest for 291,667 Global Class C Preferred Stock. The Class C Preferred Stock is entitled to receive dividends at the rate of 7%. Any outstanding unpaid dividends bear interest at 10%. The Class C Preferred Stock is convertible into common shares at the rate of $1.20 per share.

     Additionally, during the year ended December 31, 1998, the Fund and Marco Foods, Inc. ("Marco") entered into an agreement whereby Marco would reimburse the Fund for rent and certain other general and administrative costs that the Fund personnel provides to Marco. The agreement is on a year to-year basis and the Fund charged Marco $48,000 for rent and services during the year ended December 31, 1998.

7.   Subsequent event:

     On March 30, 1999, the Fund entered into a non-binding letter of intent with two unaffiliated third parties to form a limited liability company (the "LLC") that would sell bulk food in connection with year 2000 readiness. The non-binding agreement calls for the Fund to provide up to $200,000 to the LLC. The non-binding letter of intent is subject due diligence by all parties and the execution of a definitive agreement.


                           PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Fund, and age of each director and officer are as follows:


 Name                    Age  Title                       Officer/
                                                          Director
                                                          Since
____________________________________________________________________

 Stephen G. Calandrella       President, Chief Executive
                         38   Officer, and Director       1991

 Charles C. Powell       45   Director                    1991

 Clifford C. Thygesen    64   Director                    1991

 Barbara A. Hamstad           Chief  Accounting Officer
                         33   and Treasurer               1996
 Gina Garcia-Shaw             Chief Administrative
                         32   Officer and Secretary       1998
________________________


     Stephen G. Calandrella, President and Director. Mr. Calandrella has been President and a Director of The Rockies Fund, Inc., a Colorado-based business development company, since February 1991, and Chief Executive Officer since January 30, 1994. Mr. Calandrella has served as an officer or director of several public companies. He currently serves as President and a member of the Board of Directors of Global Casinos, Inc. a publicly-held company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties; and American Educational Products, a NASDAQ listed supplier of children's learning tools. Mr. Calandrella has also engaged in financing and consulting activities for development stage companies, which consist of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructuring, as well as arranging for bridge loans and equity purchases.

     Charles M. Powell, Director. Mr. Powell as served as a Director for the Rockies Fund, Inc. since February, 1991.
Mr. Powell is currently Vice Presidnet of Sales for The Baan Company, a large internet software company providing general business application software to future 1000 companies. From 1992 to 1998, Mr. Powell was Vice-President of Finance for KaPre Software. From March 1992 to June 1993, Mr. Powell was CEO of Generation 5 Technologies, Inc. From January 1989 to March 1992, he was Director of International Operations at J.D. Edwards & Company, a software company that develops and distributes general business application financial software. From September to December, 1988, Mr. Powell was employed by the company to provide assistance in financial and operation areas. From April 1988 to June 1989, Mr. Powell was President of Sheridan Securities, Inc., an investment banking firm. From January 1987 to March 1988 he was international sales manager for Columbine Systems, a software development Fund for the broadcast industry. From January 1985 to December 1986, he was employed by Aweida Systems engaged in the business of distributing company products, first as Chief Financial Officer and subsequently as Vice President of Marketing. From February 1979 to December 1985, he was employed by Storage Technology, Inc., engaged in the business of manufacturing computer storage devices in a variety of capacities, with his last position being that of Vice President of Financial Marketing. Mr. Powell graduated from the University of Colorado with a Bachelor of Science degree in accounting and finance in 1976 and he received his license as a Certified Public Accountant in 1976. Mr. Powell currently serves as a Director for The Rockies Fund, Kinetics.com and Medix Resources.

     Clifford C. Thygesen, Director. Mr. Thygesen has served as a Director of the The Rockies Fund Inc. since February, 1991.
Mr. Thygesen has also been a Director of American Educational Products, Inc. since 1986, and President since January, 1998. American Education Products is a publicly traded company involved in the manufacture and distribution of educational products, with principal offices in Boulder, Colorado. Mr. Thygesen is also a current Director of Wall Street Racing Stables, a publicly-traded company involved in the ownership, racing and breeding of thoroughbred horses. Mr. Thygesen is also a partner in two land development firms located on Colorado Springs and Fleming,
Colorado and a Board of Director for Unasurance Group.   From
1971 to 1973, Mr. Thygesen was Vice-President of Operations for the Ithaca Gun Company of Ithaca, New York, a manufacturer of high quality firearms. From 1973 to 1976, Mr. Thygesen served as President of Alpine Designs Corporation, a company which produces backpacking equipment, ski wear and hunting apparel. From 1977 to 1981, he served as Vice-President of Manufacturing for Pure Cycle Corporation, a company that designed water recycling systems for residential use. From 1981 until February, 1988, Mr. Thygesen was President, Chief Operating Officer and a Director of Tri Coast Environmental Corporation, formerly Colorado Venture Capital Corporation. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

     Barbara A. Hamstad, Mrs. Hamstad has served as Internal Accountant for The Rockies Fund, Inc. since September of 1993 and as Chief Accounting Officer and Treasurer since September, 1998. Mrs. Hamstad also serves as Secretary and Treasurer for Marco Foods, Inc., a small public shell actively trading in the stock market. Prior to Mrs. Hamstad's accounting positions she worked as a Vendor Cost Analyst for Raytheon in Santa Barbara, California. From January, 1989, through June, 1992, she analyzed vendor cost proposals for subcontracted components, conducted on-site evaluations of subcontractors, and developed price recommendations based on detailed analyses of cost structure. From June 1987 through August 1988, she worked as a Financial Assistant at IDS Financial Services in San Luis Opisbo, California. Mrs. Hamstad graduated from California Polytechnic State University, San Luis Obispo, CA, with a bachelor's degree in Business Administration, concentrating in Financial Management.

     Gina Garcia-Shaw, Mrs. Garcia-Shaw joined the Fund on June 1, 1998, as Chief Administrative Officer and Corporate Secretary. Prior to her arrival, Mrs. Garcia-Shaw worked for Pikes Peak Regional Development, a division of the SBA, as Administrative Manager, from April 1996 through April 1998. Her more specific skills included monthly financial statement preparation and reviewing Business Plans for potential SBA loans. Mrs. Garcia-Shaw also brings ten years of experience in banking. October 1988 through April 1996, she was employed by Bank One, which position began as the Secretary to the Vice President. The last year of her tenure Mrs. Garcia-Shaw became an Indirect Lender approving car loans for the local dealership. March 1986, through October 1988, she worked as a Loan Operations Assistant for Colorado National Bank, formerly known as Central Bank.

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

     During the last five (5) years except as set forth herein no director or officer of the Fund has:

     (4) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     (4) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

     (4) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

     Mr. Calandrella serves as President of Global Casinos, Inc., a portfolio and affiliated company. During 1995, Global Casinos, Inc. caused one of its wholly-owned subsidiaries, Casinos USA, Inc. to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1998, the United States Bankruptcy Court for the District of Colorado entered an order confirming a plan of the organization for Casinos USA, Inc.

     There currently exists no arrangement or understanding between any executive officer and between any other person pursuant to which any person is to be selected as an executive officer. No family relationships exist between any current or prospective executive officer or director.

     Each director of the Fund who is not also an officer is paid the sum of $1,000 for each quarter. All directors are reimbursed for expenses associated with attendance at Board of Directors meetings of the Fund. Other than the foregoing, no director receives any additional compensation or remuneration as a member of the Fund's Board of Directors.

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

     During the fiscal year ended December 31, 1998, the Fund had four (4) directors meetings which were attended in person by all of the Fund's directors. The Fund does not have a standing audit, nominating or compensation committee of the Board of Directors, or committees performing similar functions.


       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Under the Securities Laws of the United States, the Fund's Directors, its Executive (and certain other) officers, and any persons holding more than ten percent (10%) of the Fund's common stock are required to report their ownership of the Fund's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Fund is required to report in this Report any failure to file. Based upon information provided to the Company, all of these filing requirements were satisfied by its Officers and Directors and ten percent holders as of December 31, 1998. See ITEM 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


                ITEM 11.  EXECUTIVE COMPENSATION

     The following tables and discussion set forth information
with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the
Fund's three (3) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the
Fund and its subsidiaries for each of the Fund's last three (3)
completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.
____________________________________________________________________________


                        SUMMARY COMPENSATION TABLE

_____________________________________________________________________________

                                               Long Term Compensation
                                         Awards                       Payouts
               Annual Compensation
_____________________________________________________________________________
                               Other
Name                          Annual  Restricted
and                           Compen-    Stock              LTIP    All Other
Principal        Salary Bonus   sation Award(s)  Options/  Payouts  Compensa-
Position Year  ($)  ($)    ($)    ($)         SARs(#)         ($)    Tion ($)
___________________________________________________________________________

             1998 $48,000-0- -0- $-0-  -0-     -0-    -0-      -0-     -0-
Stephen G.
Calandrella, 1997 $48,000-0- -0- $-0-  -0-     -0-    -0-      -0-     -0-
President
             1996 $48,000-0- -0- $-0-  -0-     -0-    -0-      -0-     -0-
____________________________________________________________________________

     No other executive officer of the Fund received compensation during the years ended December 31, 1998, 1997 or 1996, in excess of $100,000.

     Only Mr. Calandrella and Ms. Garcia-Shaw participate in the Fund's group health and dental insurance plan. The Fund also provides a Salary Deferred Simplified Employee Pension Plan (SAR-
SEP) adopted since September, 1994. There has been no employer contribution made to the SAR-SEP Plan since inception, nor does the Fund incur any administrative fees associated with this Plan.


     Effective June 30, 1998 Ms. Windy Haddad resigned her position as Chief Administrative Officer and Secretary of the Fund and was therefore resided by Ms. Gina Garcia-Shaw. Ms.
Barbara Hamstad, Chief Accounting Officer continued to work part-time throughout fiscal year 1998.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT


     The following table sets forth as of December 31, 1998, the number of shares of the Fund's common stock owned by each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Fund's outstanding shares of common stock, sets forth the number of shares of the Fund's outstanding common stock beneficially owned by each of the Fund's current directors and officers and sets forth the number of shares of the Fund's common stock beneficially owned by all of the Fund's current directors and officers as a group:


Title of      Name and Address   Amount and Nature       Percent
Class         of Beneficial      of Beneficial           of Class
              Owner              Ownership(1)
_________________________________________________________________

Common      D.A Davidson & Co.(2)
Stock       8 Third Street, North
            Great Falls, Montana
            59401                257,310                 40.2%

"           Stephen G.
            Calandrella          234,000                 36.5%

"           Charles C. Powell     -0-                     0.0%

"           Clifford C. Thygesen  2,000                   0.3%

"           Barbara A. Hamstad    1,500                   0.2%

"           Gina Garcia-Shaw      -0-                     0.0%

"           All Officers and
            Directors as a
            Group (5 Persons)    237,500                 37.1%


1. Beneficial Owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

2. Voting and investment power with respect to securities held by D.A. Davidson & Company is exercised by its Board of Directors.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Notes payable to related parties at December 31, 1998 include $6,500 payable to a related party of the Fund's
President, which note is unsecured, carries interest at the rate of twelve percent (12%) per annum, and is due upon demand.

     The Fund currently holds a 5% ownership interest in Eclipse, formerly a wholly owned subsidiary of Bear Star, LLC., and therefore, Eclipse would be considered to be an affiliated company as a result of the Fund's ownership during 1998.

     As a result of the Fund's investment during 1998 and/or position on the entity's Board of Directors, the Fund would, at various times during fiscal 1998, be considered to have been an affiliate of American Educational Products, Guardian Technologies, Inc., Global Casinos, Inc., and Kinetiks.com.

     On October 1, 1995, Mr. Calandrella, the Fund's President and Director, was elected to serve as President of Global Casinos, Inc., a portfolio company and affiliate of the Fund. In consideration of his services as President of Global Casinos, Inc., Mr. Calandrella received 9,000 shares in 1998 and has also been granted Incentive Stock Options under the Global Casinos, Inc. Stock Incentive Plan, exercisable to purchase, in the aggregate, 15,000 shares of common stock at an exercise price of $5.00 per share. Of those Incentive Stock Options, 5,000 are fully vested, and the remaining 10,000 Incentive Stock Options vest ratably over two (2) years, subject to Mr. Calandrella's continuing to serve as an executive officer or key employee of Global Casinos, Inc.

     Mr. Calandrella also serves as a member of the Board of Directors of Global Casinos, Inc. In consideration of his services as a director of Global Casinos, Inc., Mr. Calandrella has been granted Non-Qualified Stock Options exercisable to purchase, in the aggregate, an additional 15,000 shares of common stock at an exercise price of $5.00 per share, of which 5,000 Non-Qualified Stock Options are fully vested, and the remaining
10,000 Non-Qualified Stock Options vest ratably over two (2) years, subject to Mr. Calandrella's continuing to serve as a director of Global

     Mr. Calandrella and the Rockies Fund combined own shares, options, warrants and convertible notes that if exercised, would represent 331,027 shares of Global Casinos, or approximately 21% of Global's outstanding stock. The Fund in December 1998, converted $350,000 of its notes receivable from Global for 291,667 shares of Global Class C Preferred Stock. The Fund also pledged as collateral without compensation, for the borrowing of Global, its Woodman Property.

     There exists no arrangement or agreement whereby the Fund has any direct or indirect beneficial interest or pecuniary interest in any of the securities or other compensation issued to Mr. Calandrella in consideration of his services as an executive officer or director of Global Casinos, Inc.

     As of April 13, 1999, Mr. Calandrella, certain of his family members, The Rockies Fund, Inc. and other entities that are controlled by Mr. Calandrella and his wife, own shares and warrants that represent 1,073,500 and 1,300,000, respectively of Kinetiks.com, Inc. The shares owned represent approximately 32% of the outstanding shares of Kinetiks.com, Inc. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of Kinetiks.com, Inc. in private transactions. The remaining shares owned were purchased in open market transactions. The warrants were issued pursuant to a promissory note executed by Kinetiks.com, Inc. whereby the Fund receives 50,000 warrants for each month that the promissory note remains in default. The warrants are exercisable at the rate of $.25 per share.

     During the year ended December 31, 1998, the Rockies Fund, Inc. and Marco Foods, Inc. ("Marco") entered into an agreement whereby Marco would reimburse the Fund for rent and certain other general and administrative costs that the Fund personnel provides to Marco. The agreement is on a year-to year basis. The Rockies Fund, Inc. charged Marco $48,000 for rent and services during the year ended December 31, 1998.



                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     a.   1.   Financial Statements.

               Independent Auditors' Reports;

               Statements of Assets and Liabilities -
               December 31, 1998 and 1997;

               Schedules of Investments -
               December 31, 1998 and 1997;

               Statements of Operations -
               Years Ended December 31, 1998 and 1997;

               Statements of Stockholders' Equity -
               Years Ended December 31, 1998 and 1997;

               Statements of Cash Flows -
               Years Ended December 31, 1998 and 1997;

               Statements of Changes in Net Assets -
               Years Ended December 31, 1998 and 1997;

               Notes to Financial Statements -
               December 31, 1998 and 1997

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


     b.   Current Reports on Form 8-K.

               No current reports on Form 8-K were filed during the quarter ended December 31, 1998.

               On February 1, 1999, the Fund, filed a Form 8-K for a change in registrant's certifying accountant. The dismissal of Gelfond Hochstadt Pangurn & Co. was effective February 12, 1999 and the Fund retained the accounting firm of Gerald R. Hendricks & Co., P.C. to service as the Fund's independent accountant and to audit the Company's financial Statements including December 31, 1998.

     c.   Exhibits.

          The following Exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No. Title
_________________________________________________________________

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

                     ROCKIES FUND, INC.


Date:    _______________   By: __________________________________
                                Stephen G. Calandrella, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Position              Date



                              President, Director
Stephen G. Calandrella        Chief Executive Officer     ___________



Charles M. Powell                    Director             ___________



Clifford C. Thygesen                 Director             ___________



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROCKIES FUND, INC.


Date:    4/15/98           By: /s/ Stephen G. Calendrella
                           Stephen G. Calandrella, President


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