Form 10-Q
period 1999-03-31
ROCKIES FUND INC
filed 1999-05-17
CIK 725260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 1999

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1999, the Company had 640,256 shares of its $.01 par value common stock outstanding.


                                   INDEX

PART I.    FINANCIAL INFORMATION

      Item 1. Financial Statements

              Statement of Assets and Liabilities at March 31, 1999 (unaudited) and December 31, 1998 (audited)

              Schedule of Investments and Restricted Securities (unaudited)

              Statement of Operations for the Three Months Ended
              March 31, 1999 and March 31, 1998 (unaudited)

              Statements of Stockholders' Equity for the Three Months Ended March 31, 1999 (unaudited), and Years Ended
              December 31, 1998 and 1997 (audited)

              Statement of Changes in Net Assets as of March 31, 1999 and March 31, 1998 (unaudited)

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

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K



                PART I.   FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

       The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. (the "Fund" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1998. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
              MARCH 31, 1999 AND DECEMBER 31, 1998


                               March 31,1999       December 31,1998
                               (unaudited)         (audited)

ASSETS

Investments at value
     (cost of  $2,106,773,
     March 31, 1999 and
     $2,760,600, 1998)
     Restricted and
     unrestricted securities   $    2,627,465      $    1,830,541
     Notes receivable                 708,544             554,582
     Real estate                      765,000             765,000

                                    4,101,009           3,150,123

Cash:
     Held by related party             22,193             232,351
     Held by others                     5,698               9,455
Investment securities sold                  0           1,204,587
Accounts receivable                    10,769              31,934
Accrued interest receivable            72,608              52,969
Prepaid loan payment                   32,758              43,678

      Total Current Assets          4,245,035           4,725,097

Property & Equipment:
     Land                             390,000             390,000
     Automobile                        15,162              15,162
     Furniture and fixtures             7,939               7,939
     Construction in progress         114,058             114,058

                                      527,159             527,159

      Less Accumulated Depreciation   (11,131)            (10,071)

                                      516,028             517,088

     Deposits                           4,400               4,400

      Total assets                  4,765,463           5,246,585



                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
              MARCH 31, 1999 AND DECEMBER 31, 1998
                          (Continued)

                               March 31,1999       December 31,1998
                               (unaudited)         (unaudited)

LIABILITIES

Payables:
     Trade                            174,997             258,394
     Investment securities purchases        0             852,709

Accrued liabilities:
     Property taxes and other               0              14,552
     Income taxes                     149,813              91,121
     Interest payable                   1,370               1,175
Current maturities of long-term debt:
     Related parties                  228,395             231,576
     Others                           710,178             653,975
Deposits and deferred rent              7,500              12,616
Deferred tax liability                110,104             178,405

      Total current liabilities     1,382,357           2,294,523


Long term debt, net of
 current maturities                   231,417             242,176
Deferred tax liability                151,505             151,505

      Total liabilities             1,765,279           2,688,204


NET ASSETS and STOCKHOLDER'S   $    3,000,184      $    2,558,381
EQUITY
(Equivalent to $4.69 per
 share at March 31,
 1999 and $4.00 per share at
 Dec. 31, 1998)

COMPONENTS OF NET ASSETS
Common Stock, $.01 par value,
Authorized 5,000,000 shares;
640,256 issued and outstanding
                               $        6,403      $        6,403
Additional paid-in capital          2,901,243           2,901,243

Accumulated excess (deficit):
     Accumulated net
      investment loss              (2,510,349)         (2,489,304)
     Accumulated net realized
      gain from sales of
      securities                    1,895,938           1,750,517
     Unrealized net appreciation
      of investments                  706,949             389,522

      Total accumulated
       excess (deficit)                92,538            (349,265)

     Net assets                $    3,000,184      $    2,558,381


                             THE ROCKIES FUND, INC.
                            Schedules of Investments
                      March 31, 1999 and December 31, 1998
                                                           Initial         **Cost at   Fair value at Fair value at
                                                           Investment        Mar 31,   Mar 31,       December 31,
          Company                      Position            Date              1999      1999          1998
Restricted Securities:

Alta California Broadcasting   255,000 common stock        Dec-98               0.00   255,000.00   255,000.00

American Educational
 Products, Inc.* (1)<F1>        16,500 common stock        Sep-96          82,500.00   152,625.00   156,750.00

Eclipse (fka) Bear Star,LLC  5% partnership interest       Nov-94               0.00         0.00         0.00
                               305,000 common stock        Jun-96             500.00         0.00         0.00

                                                                              500.00         0.00         0.00

Communications World            40,000 common stock        Feb-99          40,000.00    40,000.00         0.00
                                 8,000 warrants            Feb-99               0.00         0.00         0.00

                                                                           40,000.00    40,000.00         0.00

COVA Technologies*<F1>             917 common stock        Jul-96          20,035.00    20,035.00    20,035.00

Fieldpoint Petroleum            30,000 common stock        Mar-99          22,500.00    22,500.00         0.00

Global Casinos, Inc.* (2)<F1>    3,800 common stock        Nov-93          76,000.00     4,037.50     4,512.50
                                 4,331 common stock        Jan-94          50,068.21     4,601.69     5,143.06
                                 1,724 common stock        Jan-94          19,931.79     1,831.75     2,047.25
                                 1,250 common stock        Feb-94          25,000.00     1,328.13     1,484.38
                                    75 common stock        Mar-94               0.00        79.69        89.06
                                   500 common stock        Oct-94          10,000.00       531.25       593.75
                                 5,000 common stock        Feb-96          17,207.50     5,312.50     5,937.50
                                 1,000 common stock        Mar-96           3,125.00     1,062.50     1,187.50
                               291,667 preferred stock     Dec-98         350,000.00   309,896.19   346,354.56

                                                                          551,332.50   328,681.20   367,349.56

Hampton Court Resources         12,500 common stock        Sep-97          11,542.00    10,750.00    11,375.00

Kinetiks.com                   100,000 common stock        Feb-98           5,000.00    11,000.00    11,000.00
                               100,000 common stock        Jul-98           5,000.00    11,000.00    11,000.00
                               100,000 common stock        Sep-98           5,000.00    11,000.00    11,000.00
                               100,000 common stock        Sep-98           5,000.00    11,000.00    11,000.00
                               100,000 common stock        Jan-99           5,000.00    11,000.00         0.00
                               100,000 common stock        Jan-99           5,000.00    11,000.00         0.00
                               100,000 common stock        Jan-99           5,000.00    11,000.00         0.00
                             1,300,000 warrants          2/97 - 3/99            0.00         0.00         0.00

                                                                           35,000.00    77,000.00    44,000.00

Land Resource Corporation*<F1>  10,000 common stock        Mar-97          10,000.00    10,000.00    10,000.00

Multi-Link Telecommunications   25,000 common stock        Nov-98          25,000.00    25,000.00    25,000.00

Redwood Broadcasting, Inc.       8,000 common stock        Dec-97               0.00         0.00    32,000.00
                                22,000 common stock        Dec-97          26,400.00   214,500.00    88,000.00

                                                                           26,400.00   214,500.00   120,000.00

Training Devices, Inc.          20,000 common stock        Feb-97          25,000.00    40,000.00    40,000.00

Total Restricted Securities                                               849,809.50 1,196,091.20 1,049,509.56

Unrestricted Securities:

Astea International              5,000 common stock        Jun-97               0.00         0.00     8,437.50

                                                                                0.00         0.00     8,437.50

American Nortell Communications 25,000 common stock        Mar-99          12,750.00    12,750.00         0.00

Biosource International          5,000 common stock        Sep-98               0.00         0.00    14,687.50
                                 2,500 common stock        Sep-98           7,964.28    10,625.00     7,343.75
                                25,000 common stock        Oct-98          72,764.20   106,250.00    73,437.50
                                20,000 common stock        Dec-98          54,582.10    85,000.00    58,750.00
                                37,500 common stock        Dec-98         107,915.95   159,375.00   110,156.25
                                20,000 common stock        Feb-99          61,522.70    85,000.00         0.00

                                                                          304,749.23   446,250.00   264,375.00

Exploration Company, The        30,600 common stock        Oct-97          92,718.00    35,381.25    28,687.50

Globex Minining Enterprises     33,000 common stock        Sep-98           6,535.00     4,785.00     2,970.00
                               170,000 common stock        Mar-99          21,953.35    24,650.00         0.00

                                                                           28,488.35    29,435.00     2,970.00

Hawks Industries                 1,000 common stock        Nov-98           1,312.50       875.00     1,125.00
                                 2,000 common stock        Dec-98           2,687.50     1,750.00     2,250.00
                                15,000 common stock        Jan-99          17,750.00    13,125.00         0.00
                                 9,000 common stock        Feb-99          10,335.35     7,875.00         0.00

                                                                           32,085.35    23,625.00     3,375.00

Informix Corporation             5,000 common stock        Feb-99          47,578.13    36,875.00         0.00

International Remote Imaging   10,0000 common stock        Nov-98          10,828.45     7,500.00     7,500.00

J2 Communications (3)<F1>        6,667 common stock        May-98               0.00         0.00    13,336.00
                                 3,333 common stock        Sep-98               0.00         0.00     6,666.00
                                 3,333 common stock        Oct-98           6,250.00     5,624.44     6,666.00
                                 3,333 common stock        Oct-98           6,250.00     5,624.44     6,666.00
                                 1,668 common stock        Oct-98           2,919.00     2,814.75     3,334.00
                                25,500 common stock        Nov-98          35,849.70    43,031.25    51,000.00
                                12,300 common stock        Dec-98          21,528.45    20,756.25    24,600.00
                                 3,000 common stock        Feb-99           6,615.95     5,062.50         0.00
                                10,000 common stock        Mar-99          20,003.45    16,875.00         0.00

                                                                           99,416.55    99,788.63   112,268.00

Lycos, Inc.                      1,000 common stock        Feb-99          89,676.72    86,000.00         0.00

Morrow Snowboards                7,000 common stock        Nov-98           8,097.20     2,625.00     5,687.50

Online System Services           8,000 common stock        Dec-98               0.00         0.00   104,000.00

Premier Concepts                24,100 common stock        Oct-98               0.00         0.00    16,568.75
                                10,900 common stock        Oct-98           5,790.62    10,900.00     7,493.75

                                                                            5,790.62    10,900.00    24,062.50

Redwood Energy                  20,000 common stock        Dec-98           8,377.52    11,800.00     9,200.00
                               125,000 common stock        Jan-99          61,375.00    73,750.00         0.00

                                                                           69,752.52    85,550.00     9,200.00

Southshore Corporation          15,000 common stock        Sep-97           7,715.00       468.75       468.75

Tech Data Corporation            7,500 common stock        Feb-99         183,797.15   172,031.25         0.00

Telxon Corporation              10,000 common stock        Jan-99         102,659.70    93,750.00         0.00
                                 5,000 common stock        Feb-99          37,946.86    46,875.00         0.00

                                                                          140,606.56   140,625.00         0.00

USAsurance Group                10,100 common stock        Dec-96               0.00         0.00    41,662.50
                                 4,150 common stock        Dec-96           9,669.50    26,975.00    17,118.75
                                 1,500 common stock        Dec-96           3,850.00     9,750.00     6,187.50
                                 2,500 common stock        Jan-97           8,750.00    16,250.00    10,312.50
                                 4,500 common stock        Jun-97           6,106.25    29,250.00    18,562.50
                                 7,500 common stock        Dec-97           7,875.00    48,750.00    30,937.50
                                 3,500 common stock        Oct-98          27,619.50    22,750.00    14,437.50
                                 7,500 common stock        Nov-98          21,256.90    48,750.00    30,937.50

                                                                           85,127.15   202,475.00   170,156.25

Whitewing Labs                  15,000 common stock        Jan-97          23,175.00     7,500.00     9,375.00
                                 8,500 common stock        Dec-98           5,861.50     4,250.00     5,312.50

                                                                           29,036.50    11,750.00    14,687.50

World Cyberlink                  8,750 common stock        Jun-98           8,750.00    27,343.75    25,156.25

Total Unrestricted Securities                                           1,256,963.48 1,431,373.63   781,031.75

Notes Receivable:

Eclipse fka Bear Star, LLC  Note Receivable, 10%           Dec-95               0.00     5,811.44     5,811.44

Damach                      Note Receivable,12%,
                             due on demand                 Oct-96          32,500.00    32,500.00    32,500.00

Global Casinos, Inc.*<F1>   Note Receivable, 12%,
                             due on demand                 Nov-96         163,343.13   163,343.13   175,000.00
                            Note Receivable, 9%
                             due on demand                 Mar-97          76,789.04    76,789.04    43,904.02

                                                                          240,132.17   240,132.17   218,904.02

Kinetiks.com                Note Receivable, 10%,
                             due on demand                 Feb-97          25,000.00    25,000.00    25,000.00
                            Note Receivable, 8%,
                             due on demand                                 83,447.87    83,447.87    61,476.26

                                                                          108,447.87   108,447.87    86,476.26

Marco Foods, Inc.*<F1>      Note Receivable, 12%
                             due on demand                 Jan-97         101,963.88   101,963.88   181,525.88

Webquest                    Note Receivable, 8%
                             due on demand                 Dec-98         250,688.49   250,688.49   104,676.21

Subtotal Notes Receivable                                                 733,732.41   739,543.85   629,893.81

Allowance for Doubtful Notes                                                    0.00   (31,000.00)  (31,000.00)

Net Notes Receivable                                                      733,732.41   708,543.85   598,893.81

Investments in Real Estate:

Chestnut Property           Land & Building at
                             3515 N. Chestnut              Sep-97         621,358.38   765,000.00   765,000.00

Total Real Estate Investments                                             621,358.38   765,000.00   765,000.00

Total Investments                                                       3,461,863.77 4,101,008.68 3,194,435.12

<F1>* These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during the last 90 days.

** After permanent write-downs.

(1) After giving effect to a 1:5 reverse split
(2) After giving effect to a 1:10 reverse split
(3) After giving effect to a 1:3 reverse split

See accompanying notes to financial statements.

Restricted Unrestricted and Real Estate                                 2,728,131.36 3,392,464.83 2,595,541.31

Vaule-Cost                                                                639,144.91

                     THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                                  For the Three       For the Three
                                  Months Ended        Months Ended
                                  March 31,1999       March 31,1998
                                  (Unaudited)         (Unaudited)

Investment Income:
     Rental income                 $   37,125         $    12,688
     Consulting and other services     23,820                 320
     Interest and dividends            13,397               3,456

                                       74,342              16,463

Expenses:
     Wages and salaries                32,748              31,190
     Professional fees                 (2,564)             12,673
     Custodian fees                         0               2,594
     Directors fees                     2,000                   0
     Interest                          17,924              14,736
     Travel and entertainment           3,343               7,168
     Office                            33,565              22,187
     Building expenses                      0              13,590
     Investment expenses                8,313                 789
     Donations                             58                   0

         Total expenses                95,387             104,927

         Net investment loss       $ ( 21,045)        $   (88,464)


Realized and unrealized gain
 from investments:
     Net realized gain from
      investments                     145,421              15,702
     (net ofincome and
      deferred tax)                                             0

Net unrealized appreciation
 (depreciation) of investments:
     Beginning of period              389,522              30,918
     End of period                    706,949             179,346
Net unrealized appreciation
 of investments                       317,427             148,428

Net gain from investments          $  426,848         $   164,130
Net increase in net assets
     resulting from operations     $  441,803         $    75,666

Per share amounts:
     Net investment loss           $    (0.03)        $     (0.13)
     Net realized gain from
      investments                        0.23                0.02
     Net unrealized appreciation         0.49                0.23
      of investments               $     0.69         $      0.12


                                 Statements of Stockholders' Equity
                                Nine Months Ended March 31, 1999 and
                               Years Ended December 31, 1998 and 1997
                                                     Accumulated Net
                                                      Realized Gains     Unrealized
                                          Accumulated   From Sales          Net
                              Additional     Net      And Permanent     Appreciation
                   Common      Paid-In    Investment   Write-Downs           0f           Net
                   Stock       Capital      (Loss)    Of Securities     Investments     Assets
BALANCES AT
 DECEMBER 31, 1997 $6,403    $2,901,243 $(1,919,099)    $1,285,337         $30,918   $2,304,802

Net investment loss   --            --     (570,205)           --               --     (570,205)
Net realized loss on
 sale of investments  --            --           --        465,180              --      465,180
Unrealized net
 appreciation of
 investments          --            --           --            --          358,604      358,604
BALANCES AT
 DECEMBER 31, 1998 $6,403    $2,901,243 $(2,489,304)    $1,750,517        $389,522   $2,558,381

Net investment loss   --            --      (21,045)           --               --      (21,045)
Net realized gain
 on sale of
 investments          --            --           --        145,421              --      145,421
Unrealized net
 appreciation
 of investments       --            --           --            --          317,427      317,427
BALANCES AT
 MARCH 31, 1999    $6,403    $2,901,243 $(2,510,349)    $1,895,938        $706,949   $3,000,184

                                THE ROCKIES FUND, INC.
                         STATEMENT OF CHANGES IN NET ASSETS



                                  For the             For the
                                  Three Months Ended  Three Months Ended
                                  March 31, 1999      March 31, 1998
                                  (Unaudited)         (Unaudited)


Increase (decrease) in net assets
 from investment activities:

     Net investment loss          $     ( 21,045)     $      (88,465)

     Net realized gain
      from investments                   145,421              15,702
       (net of income tax expense)

     Net unrealized appreciation
      of investments                     317,427             148,428

     Net increase in net assets
      from investment activities         441,803              75,665


Net assets at beginning of year        2,558,381           2,304,802

Net asset at end of year          $    3,000,184      $    2,380,467



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

          The interim unaudited financial statements have been prepared by the Rockies Fund, Inc. and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results of the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K for the year ended December 31, 1998. The results of the interim periods are not necessarily indicative of results, which may be expected for any other interim period, or for the full years.

     (b)  Investment Valuation and Transactions.

          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National or Small Cap Market Systems are valued at the last sales price on the valuation date or, absent a last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are generally valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at an estimated net realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

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

     (c)  Income Taxes.

          As a business development Fund, the Fund is subject to Federal and State income taxes at the applicable corporate rates. Deferred income taxes are provided for timing differences between the reporting of income for financial statement and tax return purposes, principally unrealized gains on investments. For Federal and State income tax purposes, the investments have the same cost basis as shown in the financial statements.

          During the year ended December 31, 1997, the Fund utilized all remaining net operating loss carryforward.


2.   Portfolio Securities

     ALTA CALIFORNIA BROADCASTING

     The Fund, at March 31, 1999, held 255,000 shares of Alta California Broadcasting common stock, which is the result of a dividend declaration by Alta on 12/21/98. The dividend shares are subject to registration with the SEC; however, there is no assurance that such registration will ever become affective. The evidence of ownership is based upon notification of the dividend declaration by Alta. The Fund has been advised by Alta that the Net Tangible Book Value per share is a $1.39. However, in light of the above circumstances, the Board of Directors has determined the Fair Value of Alta to be $1.00 per share or $255,000.

     AMERICAN EDUCATIONAL PRODUCTS, INC.

     The Fund, at March 31, 1999, held 16,500 shares of American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its quoted market value of $9.25 per share or $152,625.

     AMERICAN NORTELL

     The Fund, at March 31, 1999, held 25,000 shares of American Nortell common stock, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $.51 per share or $12,750 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     BIOSOURCE INTERNATIONAL

     The Fund, at March 31, 1999, held 105,000 shares of
Biosource International common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $4.25 per share or $446,250.

     COMMUNICATIONS WORLD

     The Fund, at March 31, 1999, held 40,000 common shares and 8,000 warrants of Communications World, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $1.00 per share or $40,000 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     COVA TECHNOLOGIES

     The Fund, at March 31, 1999, held 917 shares of COVA
Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH, INC.

     The Fund, at March 31, 1999, held a note receivable from Damach in the amount of $32,500, which accrues interest at the rate of 12% per year and was originally due on March 31, 1997.
An agreement was signed on March 4, 1997; to extend the promissory note on a month to month basis or until the Fund makes a written request for payment.

     ECLIPSE fka BEAR STAR, LLC fka COLUMBINE HOME SALES, LLC

     The Fund, at March 31, 1999, held 325,000 common shares of Eclipse fka Bear Star, LLC which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00. The Fund also holds a note receivable from Columbine Homes with remaining amounts due of $5,814. The note accrues interest at the rate of 10% per year, and is due on demand.

     EXPLORATION COMPANY, THE

     The Fund, at March 31, 1999, held 30,600 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $1.15625 per share or $35,381.25.

     FIELDPOINT PETROLEUM

     The Fund, at March 31, 1999, held 30,000 shares of Fieldpoint Petroleum common stock, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $.75 per share or $22,500 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     GLOBAL CASINOS, INC.

     The Fund, at March 31, 1999, held 17,680 shares of Global Casinos, Inc. common stock valued at its quoted market price of $1.0625 per share, or $18,785. The Fund, at March 31, 1999, also held 291,667 shares of Global Casinos, Inc. preferred stock, which was converted from debt, owed to the Fund by Global Casinos. The stock has been valued at its conversion market price of $1.0625 per share, or $309,896.19 which is below cost. Both positions are restricted as to sale due to the company being an affiliate, non-income producing. The Fund, at March 31, 1999, also held a note receivable from Global Casinos, Inc. in the amount of $163,343, which note is unsecured, accrues interest at the rate of 12% per year, and is due on demand. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $76,789.04, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share.

     GLOBEX MINING ENTERPRISES

     The Fund, at March 31, 1999, held 203,000 shares of Globex
Mining Enterprises common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.145 per share or $29,435.

     HAMPTON COURT RESOURCES

     The Fund, at March 31, 1999, held 12,500 shares of Hampton
Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its quoted market price of $.86 per share or $10,750.

     HAWKS INDUSTRIES

     The Fund, at March 31, 1999, held 27,000 shares of Hawks
Industries common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.875 per share or $23,625.

     INFORMIX CORPORATION

     The Fund, at March 31, 1999, held 5,000 shares of Informix
Corporations common stock, which stock is unrestricted as to sale, non-income producing and has been valued at it quoted market price of $7.375 per share or $36,875.

     INTERNATIONAL REMOTE IMAGING

     At March 31, 1999, the Fund held 10,000 shares of
International Remote Imaging common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.75 per share or $7,500.

     J2 COMMUNICATIONS

     The Fund, at March 31, 1999, held 59,134 shares of J2 Communications common stock, after giving effect to a 1-for-3 reverse split. The stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.6875 per share or $99,788.63.

     KINETIKS.COM

     The Fund, at March 31, 1999, held 700,000 shares of
Kinetiks.com common stock, which stock is restricted as to sale and non-income producing. Because Kinetiks.com is not current in its filings with the SEC, the stock has been valued by the Board of Directors below its quoted market bid price of $.12 per share, instead its been valued at $.11 per share or $77,000. The Fund also held warrants to purchase an additional 1,150,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share.
The Board of Directors has valued the warrants at $0. The Fund also held a note receivable in the amount of $25,000 which note is unsecured, accrues interest at the rate of 10% per year, and is due on demand. The note provides for a default interest rate of 18% and additional 50,000 warrants for each 30-day period that it remains unpaid. The Fund holds notes receivable from Kinetiks.com in the amount of $83,447.87 which note is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     LAND RESOURCE CORPORATION

     The Fund, at March 31, 1999, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 per share or $10,000.

     LYCOS, INC.

     The Fund, at March 31, 1999, held 1,000 shares of Lycos common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $86 per share or $86,000.

     MARCO FOODS, INC.

     The Fund, at March 31, 1999, held a note receivable from Marco Foods in the amount of $101,963.88, which note is unsecured, accrues interest at the rate of 12% per year and is due on demand.

     MORROW SNOWBOARDS

     The Fund, at March 31, 1999, held 7,000 shares of Morrow
Snowboards common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.375 per share or $2,265.

     MULTI-LINK TELECOMMUNICATIONS

     The Fund, at March 31, 1999, held 25,000 shares of Multi-
Link Telecommunications common stock, which stock is restricted as to sale, non-income producing and has been valued at its cost of $1.00 per share or $25,000.

     PREMIER CONCEPTS

     The Fund, at March 31, 1999, held 10,900 shares of Premier
Concepts common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $1.00 per share or $10,900.

     REDWOOD BROADCASTING, INC.

     The Fund, at March 31, 1999, held 22,000 shares of Redwood
Broadcasting common stock, which stock is partially restricted as to sale, non-income producing, and has been valued at its quoted market price of $9.75 per share or $214,500.

     REDWOOD ENERGY

     At March 31, 1999, the Fund held 145,000 shares of Redwood
Energy common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.59 per share or $85,550.

     SOUTHSHORE CORPORATION

     At March 31, 1999, the Fund held 15,000 shares of Southshore
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $.03125 per share or $468.75.

     TECH DATA CORPORATION

     At March 31, 1999, the Fund held 7,500 shares of Tech Data
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $22.9375 per share or $172,031.25.

     TELXON CORPORATION

     The Fund, at March 31, 1999, held 15,000 shares of Telxon
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its quoted market price of $9.375 per share or $140,625.

     TRAINING DEVICES, INC.

     The Fund, at March 31, 1999, held 20,000 shares of Training
Devices common stock. The stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     USASURANCE GROUP

     The Fund, at March 31, 1999, held 31,150 shares of
USAsurance Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $6.50 or $202,475.

     WEBQUEST

     The Fund, at March 31, 1999, held a Note Receivable from
Webquest in the amount of $250,688.49, which is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     WHITEWING LABS

     The Fund, at March 31, 1999, held 23,500 shares of Whitewing
Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $.50 per share or $11,750.

     WORLD CYBERLINK

     The Fund, at March 31, 1999, held 8,750 shares of World
Cyberlink common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its quoted market price of $3.125 per share or $27,343.75.


3.   Real Estate Operations

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

     Real Estate Investment

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, (the "Chestnut Building") for a purchase price of $621,358. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 to avoid paying current taxes on the Northpark Building gain. The Fund borrowed the remaining $500,000 from State Bank and Trust at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund has signed a business lease agreement to lease the new Chestnut Building for 8 months and 9 days expiring on September 1, 1998 for $35,000. Gerald L. Wiebe and Weebee Properties the "tenant" agreed to pay for all property taxes, utilities, insurance and maintenance associated with the building during the term of the lease. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. As of December 31, 1998, the tenant was in default of the Chestnut Building purchase agreement and therefore paid to the Fund the sum of $45,000 on January 27, 1999 for rent and fees in addition to extending the purchase agreement to February 28, 1999. On February 26, 1999, the tenant paid to the Fund an additional $15,000 to extend the closing to March 31, 1999 and on April 9, 1999 the tenant paid to the Fund $12,000 to extend the closing to April 30, 1999. On May 1, 1999, the tenant signed a lease agreement to lease the Chestnut Building for a peroid of one year, expiring on April 30, 2000, for a total sum of $120,000, $10,000 per month, and a $10,000 deposit, due in four installments.

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


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1999 COMPARED TO
DECEMBER 31, 1998

       During the three months ended March 31, 1999, the Fund liquidated certain securities, including 5,000 shares of Astea; 5,000 shares of Biosource; 10,000 shares of J2 Communications; 8,000 shares of Online System; 24,100 shares of Premier Concepys and 10,100 shares of Usassurance.

       During the three months ended March 31, 1999, The Fund acquired 25,000 shares of Amercian Nortel, 20,000 shares of Biosource, 40,000 shares of Commworld, 30,000 of Fieldpoint Petrolium, 100,000 shares of Globex mining, 22,000 shares of Hawks Industries, 5,000 shares of Informix, 13,000 shares of J2 Communications, 300,000 shares of Kinetiks, 1,000 shares of Lycos, 125,000 shares of Redwood Energy, 7,500 shares of Tech Data Corp and 15,000 shares of Telxon for a total investment of
$741,661.   During the same period, the Fund purchased and
subsequently sold securities resulting in a net gain of approximately $66,453.

       The Fund's value in restricted and unrestricted securities increased from $1,830,541 as of December 31, 1998, to $2,627,465 as of March 31, 1999, an increase of $796,924 or approximately 44%. Notes receivable increased $153,962, or approximately 28%, from $554,582 as of December 31, 1998, to $708,544 as of March 31, 1999, mainly due to increases in Global Casino's, Marco Foods and Kinetiks.Com notes. Global Casinos, an international gaming Company, comprises approximately 34%, Marco Foods, an affiliate of the Fund comprises approximately 14% and Kinetiks.Com a venture capital investment company comprises 15% of total notes receivable.

       As of March 31, 1999, the Fund owns commercial real estate purchased on September 4, 1997, for $621,358 with improvements, and the building is in contract to sell for $775,000. Total investments, therefore, increased from $3,150,123 on December 31, 1998, to $4,101,009 on March 31, 1999, an increase of $950,886 or 30%.

       Cash held by related parties decreased from $232,252 as of December 31, 1991 to $22,193 or 90% as of March 31, 1999, as
money held in broker accounts were utilized to purchase investments. Cash held by others decreased 39.7% and accounts receivable decreased 66%. Accounts receivable includes $9,059 of refundable taxes. Investment securities sold decreased from $1,204,587 as of December 31, 1998, to $1,710 as of March 31, 1999
as income from pending sales were received during the first quarter 1999. Accrued interest receivable increased from $52,969 to $72,608 or 38% due to the increase in notes receivable. Prepaid loan payment as of March 31, 1999 was $43,678, due to the Fund accruing three months of payments on the twelve months of advance payments on the Merit Broadcasting long term note payable.

       Total current assets, therefore, decreased from $4,725,097 at December 31, 1998, to $4,245,035 at March 31, 1999, a decrease of $480,062 or 11%.

       The Woodman property purchases at $390,000 and construction in progress at $114,058 as of March 31, 1999 remained the same from December 31, 1998.

       Based on the foregoing, total assets decreased from $5,246,585 on December 31, 1998, to $4,765,463 on March 31, 1999,
a decrease of $481,122 or 9.2%.

       Total current liabilities decreased from $2,294,523 as of December 31, 1998, to $1,382,357 as of March 31, 1999, a
reduction of $912,166 or approximately 40%. Payables trade decreased 32% from $258,394 as of December 31, 1998, to $174,997 as of March 31, 1999, as the Fund made payments on legal and other expenses during the quarter. Investment securities purchased as of December 31, 1998 had a balance of $852,709 which the Fund had paid during the first quarter 1999. Property taxes and other decreased from $14,552 at December 31, 1998, to 0.00 at March 31, 1999, as was paid during the quarter. Note payable related parties decreased from $231,576 to $228,395 at March 31, 1999. Other current liabilities increased from $653,975 as of December 31, 1998, to $776,178 as of March 31, 1999 or 8.6%. In
addition, the Fund has incurred income tax payable of $149,813; $91,121 for 1998 and $58,692 for the first quarter on realized gains from investments. The Fund also incurred a deferred tax liability of $110,104 as of March 31, 1999 for unrealized gains on investments, a decrease of 38% from December 31, 1998.

       The Fund has a long-term debt to Merit Broadcasting, less current portion, of $231,417 as of March 31, 1999, a decrease of 4.4% from December 31, 1998. Long term deferred tax liability remained at $151,505 for deferred tax on the Fund's 1031 exchange on investments.

       The Fund still holds a $75,000 line of credit with a balance of $0.00 as of March 31, 1999. Total liabilities, therefore, decreased from $2,688,204 as of December 31, 1998, to $1,765,279 as of March 31, 1999, a decrease of $922,925 or approximately 34%.

       Based on the foregoing, Net Asset Value increased during the three months ended March 31, 1999, from $2,558,381 at December 31, 1998, to $3,000,184 at March 31, 1999, an increase of $411,803 or 17.3%. Net assets per common share increased from $4.00 per share at December 31, 1998, to $4.69 per share on March 31, 1999, an increase of $0.69.

       Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1998.

       The Fund's income/revenue for the three months ended March 31, 1999, was $74,342, an increase of $57,879 or approximately 352% compared with the same period in 1998. This increase in income/revenue was due to the Fund receiving rental income from the Chestnut Building and interest from cash accounts. The Fund's Chestnut Building is under sales contract and is currently being leased to the purchaser under contract.

       Expenses decreased from $104,927 as of March 31, 1998, to $95,387 as of March 31, 1999, a decrease of $9,540 or approximately 9%. Contributing to the decrease in expenses were decreases in professional and legal expenses of 120%, due to the reduction of accrual expenses; a reduction in travel and entertainment of 53% and building expenses of 100%. Offsetting against decreased expenses were increases in wages and salaries of 5%, interest expense of 22% office expenses of 51% and investment expenses of 146%.

       Based on the foregoing, the Fund reported a net investment loss for the three months ended March 31, 1999, of $(21,045), an increase of 76% when compared to the net investment loss of $(88,464) incurred during the same period in 1998.

       The Fund's net realized gain from sales of as of March 31, 1999 was $145,421, an increase of $129,719 or 826% compared to a net realized gain of $15,702 as of March 31, 1998. Unrealized net depreciation relating to the current market value of securities being held by the Fund increased $168,999 or 114% from an unrealized net gain of $148,428 as of March 31, 1998, to an unrealized net gain of $317,427 as of March 31, 1999.

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


                              THE ROCKIES FUND, INC.



Dated:    05/17/99            By:  /s/ Stephen G. Calandrella
                                   Stephen G. Calandrella,President



Dated:    05/17/99            By:  /s/Barbara A. Hamstad
                                   Principal Accounting Officer