Form 10-Q
period 1999-06-30
ROCKIES FUND INC
filed 1999-08-13
CIK 725260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended June 30, 1999

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1999, the Company had 640,256 shares of its $.01 par value common stock outstanding.


INDEX

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Statement of Assets and Liabilities at June 30, 1999 (unaudited) and December 31, 1998 (audited)

                    Schedule of Investments and Restricted Securities
                    (unaudited)

                    Statement of Operations for the Three Months Ended June 30, 1999 and June 30, 1998 (unaudited)

                    Statement of Operations for the Six Months Ended June 30, 1999 and June 30, 1998 (unaudited)

                    Statements of Stockholders' Equity for the Six Months Ended June 30, 1999 (unaudited), and Years Ended December 31, 1998 and 1997 (audited)

                    Statement of Changes in Net Assets as of June 30, 1999 and June 30, 1998 (unaudited)

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


                             THE ROCKIES FUND,INC.
                      STATEMENT OF ASSETS AND LIABILITIES
                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                    June 30     Pro Forma   December 31,
                                      1999       June 30,       1998
                                                   1999
                                  (unaudited)  (unaudited)   (audited)

ASSETS

Investments at value
  (cost of $2,248,182,
  June 30, 1999 and
  $2,760,600, 1998)
  Restricted and unrestricted
   securities                    $ 2,708,374   $ 2,553,700    $ 1,830,541
  Notes receivable                 1,028,612     1,028,612        554,582
  Real estate                             -             -         765,000

       Total Investments           3,736,986     3,582,312      3,150,123

Cash:
  Held by related party               10,185        10,185        232,351
  Held by others                       2,551         2,551          9,455
Investment securities sold                 0             0      1,204,587
Accounts receivable                   10,259        10,259         31,934
Accrued interest receivable           41,134        41,134         52,969
Prepaid loan payment                  21,839        21,839         43,678

       Total Current Assets        3,822,954     3,668,280      4,725,097

Property & Equipment:
  Real Estate                        621,358       621,358              -
  Land                               390,000       390,000        390,000
  Construction in progress           114,058       114,058        114,058
  Automobile                          15,162        15,162         15,162
  Furniture and fixtures               7,939         7,939          7,939

       Total Property & Equipment  1,148,517     1,148,517        527,159

  Less Accumulated Depreciation      (26,079)      (26,079)       (10,071)

       Net Property & Equipment    1,122,438     1,122,438        517,088

  Deposits                             4,400         4,400          4,400

       Total assets                4,949,792     4,795,118      5,246,585


LIABILITIES

Payables:
  Trade                              244,120       244,120        258,394
  Investment securities purchases          0             0        852,709
Accrued liabilities:
  Property taxes and other             7,210         7,210         14,552
  Income taxes                        89,467        89,467         91,121
  Interest payable                     6,157         6,157          1,175
Current maturities of long-term debt:
  Related parties                    138,274       138,274        231,576
  Others                             838,574       838,574        653,975
Deposits and deferred rent            12,500        12,500         12,616
Deferred tax liability               141,186        80,863        178,405

       Total current liabilities:  1,477,488     1,417,165      2,294,523

Long term debt, net of
current maturities                   225,114       225,114        242,176
Deferred tax liability               151,505       151,505        151,505

               Total liabilities   1,854,107     1,793,784      2,688,204

NET ASSETS and STOCKHOLDER'S EQUITY
 (Equivalent to $4.84 per share at
 June 30,1999 and $4.00 per share
 at Dec. 31, 1998 and $4.69
 pro forma at June 30, 1999)     $ 3,095,685   $ 3,001,334   $  2,558,381

COMPONENTS OF NET ASSETS
 Common Stock, $.01 par value,
 Authorized 5,000,000 shares;
 640,256 issued and outstanding  $     6,403   $     6,403   $      6,403

Additional paid-in capital         2,901,243     2,901,243      2,901,243

Accumulated excess (deficit):
  Accumulated net investment loss (2,690,422)   (2,690,422)    (2,489,304)
  Accumulated net realized
   gain from sales of securities   2,513,270     2,573,593      1,750,517
  Unrealized net appreciation
   of investments                    365,191       210,517        389,522

       Total accumulated
        excess (deficit)             188,039        93,688       (349,265)

  Net assets                     $ 3,095,685   $ 3,001,334   $  2,558,381


                               THE ROCKIES FUND, INC.
                              Schedule of Investments
                           June 30, 1999 December 31, 1998
                                                                      Fair        Fair
                                             Initial    **Cost at   value at    value at
                                             Investment   June 30,  June 30,   December 31
     Company               Position          Date           1999      1999        1998

Restricted Securities:
Alta California
 Broadcasting         255,000 common stock   Dec-98            -    255,000.00   255,000.00                                        -

American Educational
 Products, Inc.
 *(1) <F1>             16,500 common stock   Sep-96     82,500.00   144,375.00   156,750.00

Eclipse (fka) Bear
 Star, LLC            305,000 common stock   Jun-96        500.00         0.00           -

                                                           500.00         0.00         0.00

Communications World   40,000 common stock   Feb-99     40,000.00    40,000.00           -
                        8,000 warrants       Feb-99          0.00         0.00           -

                                                        40,000.00    40,000.00         0.00

COVA Technologies* <F1>   917 common stock   Jul-96     20,035.00    20,035.00    20,035.00

Fieldpoint Petroleum   30,000 common stock   Mar-99     22,500.00    22,500.00           -

Global Casinos,Inc.
*(2) <F1>               3,800 common stock   Nov-93     76,000.00     3,800.00     4,512.50
                        4,331 common stock   Jan-94     50,068.21     4,331.00     5,143.06
                        1,724 common stock   Jan-94     19,931.79     1,724.00     2,047.25
                        1,250 common stock   Feb-94     25,000.00     1,250.00     1,484.38
                           75 common stock   Mar-94          0.00        75.00        89.06
                          500 common stock   Oct-94     10,000.00       500.00       593.75
                        5,000 common stock   Feb-96     17,207.50     5,000.00     5,937.50
                        1,000 common stock   Mar-96      3,125.00     1,000.00     1,187.50
                      291,667 preferred
                               stock         Dec-98    350,000.00   291,667.00   346,354.56

                                                       551,332.50   309,347.00   367,349.56

Hampton Court Resource 12,500 common stock   Sep-97     11,542.00     8,937.50    11,375.00

Kinetiks.com          100,000 common stock   Feb-98      5,000.00    11,000.00    11,000.00
                      100,000 common stock   Jul-98      5,000.00    11,000.00    11,000.00
                      100,000 common stock   Sep-98      5,000.00    11,000.00    11,000.00
                      100,000 common stock   Sep-98      5,000.00    11,000.00    11,000.00
                      100,000 common stock   Jan-99      5,000.00    11,000.00           -
                      100,000 common stock   Jan-99      5,000.00    11,000.00           -
                      100,000 common stock   Jan-99      5,000.00    11,000.00           -
                      522,332 common stock   Apr-99    130,583.26    57,456.52           -
                                             2/97 -
                      1,450,000 warrants     6/99            0.00         0.00         0.00

                                                       165,583.26   134,456.52    44,000.00

Land Resource
 Corporation* <F1>     10,000 common stock   Mar-97     10,000.00    10,000.00    10,000.00

Medical Device
 Technologies         250,000 common stock   Jun-99    100,000.00   100,000.00           -

Multi-Link
 Telecommunications    25,000 common stock   Nov-98     25,000.00    25,000.00    25,000.00

Redwood
 Broadcasting, Inc.     8,000 common stock   Dec-97            -            -     32,000.00
                       14,000 common stock   Dec-97            -            -     56,000.00
                        8,000 common stock   Dec-97      9,600.00    71,000.00    32,000.00

                                                         9,600.00    71,000.00   120,000.00

Tahoe Mariner           6,250 common stock   May-99      6,250.00     6,250.00           -
                       18,750 common stock   Jun-99     18,750.00    18,750.00           -

                                                        25,000.00    25,000.00         0.00

Training Devices,Inc.  20,000 common stock   Feb-97     25,000.00    40,000.00    40,000.00

Total Restricted Securities                          1,088,592.76 1,205,651.02 1,049,509.56


Unrestricted Securities:

Astea International     5,000 common stock   Jun-97            -            -      8,437.50

                                                             0.00         0.00     8,437.50

Biosource
International           5,000 common stock   Sep-98            -            -     14,687.50
                        2,500 common stock   Sep-98            -            -      7,343.75
                       20,800 common stock   Oct-98            -            -     61,100.00
                        4,200 common stock   Oct-98     12,327.00    20,606.25    12,337.50
                       20,000 common stock   Dec-98     54,582.10    98,125.00    58,750.00
                       37,500 common stock   Dec-98    107,915.95   183,984.38   110,156.25
                       20,000 common stock   Feb-99     61,522.70    98,125.01           -

                                                       236,347.75   400,840.64   264,375.00

Consumer Portfolio     30,000 common stock   Jun-99     52,503.45    49,687.50           -

Direct Focus, Inc.      1,500 common stock   Jun-99     32,155.16    31,031.25           -
                        2,000 common stock   Jun-99     42,120.00    41,375.00           -

                                                        74,275.16    72,406.25           -

Exploration Company,
 The                   29,600 common stock   Oct-97     89,688.00    40,700.00    28,687.50
                        1,000 common stock   Oct-97      3,030.00     1,375.00           -
                       20,000 common stock   May-99     18,203.45    27,500.00           -

                                                       110,921.45    69,575.00    28,687.50

Family Steakhouse       3,500 common stock   Apr-99      3,172.05     4,156.25           -
                       13,000 common stock   Apr-99     11,781.40    15,437.50           -
                       15,000 common stock   May-99     15,937.50    17,812.50           -
                       11,000 common stock   May-99     11,312.50    13,062.50           -
                       20,000 common stock   Jun-99     20,626.00    23,750.00           -
                       10,000 common stock   Jun-99     10,313.00    11,875.00           -

                                                        73,142.45    86,093.75         0.00

First Entertainment    10,000 common stock   May-99     12,125.00    12,500.00           -

Globex Minining
 Enterprises           33,000 common stock   Sep-98      6,535.00     5,445.00     2,970.00
                      170,000 common stock   Mar-99     21,953.35    28,050.00           -
                      100,000 common stock   Apr-99     10,484.80    16,500.00           -

                                                        38,973.15    49,995.00     2,970.00

Guardian Technologies   5,000 common stock   Jun-99      6,406.50     6,562.50           -

Hawks Industries        1,000 common stock   Nov-98      1,312.50     1,375.00     1,125.00
                        2,000 common stock   Dec-98      2,687.50     2,750.00    2,2500.00
                       15,000 common stock   Jan-99     17,750.00    20,625.00           -
                        9,000 common stock   Feb-99     10,335.35    12,375.00           -

                                                        32,085.35    37,125.00     3,375.00

Informix Corporation    1,000 common stock   Feb-99      9,515.63     8,437.50           -



International Remote
 Imaging              10,000 common stock    Nov-98            -            -      7,500.00
                      26,600 common stock    Apr-99     15,997.90    28,262.50           -

                                                        15,997.90    28,262.50     7,500.00

J2 Communications
(3) <F1>               6,667 common stock    May-98            -            -     13,336.00
                       3,333 common stock    Sep-98            -            -      6,666.00
                       3,333 common stock    Oct-98            -            -      6,666.00
                       3,333 common stock    Oct-98            -            -      6,666.00
                       1,668 common stock    Oct-98            -            -      3,334.00
                      25,500 common stock    Nov-98            -            -     51,000.00
                      12,300 common stock    Dec-98            -            -     24,600.00
                       3,000 common stock    Feb-99            -            -            -
                       1,866 common stock    Mar-99            -            -            -
                       8,134 common stock    Mar-99     16,268.00    45,245.38           -

                                                        16,268.00    45,245.38   112,268.00

Morrow Snowboards      7,000 common stock    Nov-98            -            -      5,687.50

Netivation.com        10,000 common stock    Jun-99     90,203.45    91,250.00           -

Online System
 Services              8,000 common stock    Dec-98            -            -    104,000.00

Premier Concepts      24,100 common stock    Oct-98            -            -     16,568.75
                      10,900 common stock    Oct-98            -            -      7,493.75

                                                               -            -     24,062.50

Quepasa.com            2,000 common stock    Jun-99     24,000.00    26,750.00           -

Redwood Energy        10,300 common stock    Dec-98            -            -      4,738.00
                       9,700 common stock    Dec-98      4,063.10     5,529.00     4,462.00
                      70,000 common stock    Jan-99     34,370.00    39,900.00           -

                                                        38,433.10    45,429.00     9,200.00

Southshore
 Corporation          15,000 common stock    Sep-97      7,715.00     1,875.00       468.75


Telxon Corporation     9,000 common stock    Jan-99     92,393.73    71,437.50           -
                       5,000 common stock    Feb-99     37,946.86    39,687.50           -
                       3,400 common stock    Feb-99     27,309.70    26,987.50           -

                                                       157,650.29   138,112.50           -

USAsurance Group      10,100 common stock    Dec-96            -            -     41,662.50
                       2,000 common stock    Dec-96            -            -      8,250.00
                       2,150 common stock    Dec-96      5,009.50    18,543.75     8,868.75
                       1,500 common stock    Dec-96      3,850.00    12,937.50     6,187.50
                       2,500 common stock    Jan-97      8,750.00    21,562.50    10,312.50
                       4,500 common stock    Jun-97      6,106.25    38,812.50    18,562.50
                       7,500 common stock    Dec-97      7,875.00    64,687.50    30,937.50
                       3,500 common stock    Oct-98     27,619.50    30,187.50    14,437.50
                       7,500 common stock    Nov-98     21,256.90    64,687.50    30,937.50
                       5,000 common stock    May-99     34,303.45    41,125.00           -

                                                       114,770.60   294,543.75   170,156.25

Whitewing Labs        15,000 common stock    Jan-97     23,175.00     5,625.00     9,375.00
                       8,500 common stock    Dec-98      5,861.50     3,187.50     5,312.50

                                                        29,036.50     8,812.50    14,687.50

World Cyberlink        8,750 common stock    Jun-98      8,750.00    18,593.75    25,156.25
                       5,000 common stock    Jun-99     10,468.75    10,625.00           -

                                                        19,218.75    29,218.75    25,156.25

Total Unrestricted Securities                        1,159,589.48 1,502,722.52   781,031.75


Notes Receivable:

Damach                Note Receivable,12%,
                       due on demand         Oct-96     32,500.00    32,500.00    32,500.00

Global Casinos        Note Receivable, 12%
Inc.* <F1>             due on demand         Nov-96    163,343.13   163,343.13   175,000.00
                      Note Receivable, 9%
                       due on demand         Mar-97    266,493.68   266,493.68    43,904.02

                                                       429,836.81   429,836.81   218,904.02

Kinetiks.com          Note Receivable, 10%
                       due 3/30/97           Feb-97          0.00         0.00    25,000.00
                      Note Receivable, 8%
                       due on demand                    36,070.06    36,070.06    61,476.26

                                                        36,070.06    36,070.06    86,476.26

Marco Foods, Inc.
* <F1>                Note Receivable, 12%
                       due on demand         Jan-97          0.00         0.00   181,525.88

Other                 Note Receivable, 0%
                       due on demand         Jun-99    265,407.00   265,407.00         0.00

Webquest              Note Receivable, 8%
                       due on demand         Dec-98    359,798.49   359,798.49   104,676.21

Subtotal Notes Receivable                            1,123,612.36 1,123,612.36   624,082.37

Allowance for Doubtful Notes                                 0.00   (95,000.00)  (31,000.00)

Net Notes Receivable                                 1,123,612.36 1,028,612.36   593,082.37

Investments in Real Estate:

Chestnut Property     Land & Building at
                       3515 N. Chestnut      Sep-97          0.00         0.00   765,000.00

Total Real Estate Investments                                0.00         0.00   765,000.00

Total Investments                                    3,371,794.60 3,736,985.90 3,188,623.68

  Pro Forma Adjustment                                             (154,673.50)


***Total Investments after Pro Forma Adjustment <F1>              3,582,312.40

<F1> * These entities are considered to be affiliated companies as a result of the
       Company's investment and/or position on the entity's Board of Directors during the last 90 days.

    ** After permanent write-downs.

   *** The Pro Forma adjustment takes into effect a subsequent market value adjustment to Global Casino's stock from $1.00 per share to $.50 per share as result of Global Casino's delisting of the NASDAQ market.


(1) After giving effect to a 1:5 reverse split
(2) After giving effect to a 1:10 reverse split
(3) After giving effect to a 1:3 reverse split

                         THE ROCKIES FUND, INC.
                        STATEMENT OF OPERATIONS

                                      For the Three       For the Three
                                          Months              Months
                                      Ended June 30,      Ended June 30,
                                           1999                1998
                                        (Unaudited)         (Unaudited)
Investment Income:
     Rental income                   $     38,200     $        12,688
     Consulting and other services          9,780                 805
     Interest and dividends                22,971              26,250

                                           70,951              39,743
Expenses:
     Wages and salaries                    33,459              35,848
     Professional fees                     13,691              27,014
     Custodian fees                            -                  916
     Interest                              22,630              20,825
     Travel and entertainment              19,598               3,544
     Office                               125,109              20,892
     Building expenses                     23,827                  -
     Investment expenses                    8,877              18,803
     Donations                              3,833               2,825
               Total expenses             251,024             130,667

               Net investment loss    $  (180,073)    $       (90,924)

Realized and unrealized gain from investments:
     Net realized gain from
      investments (net of
      income and deferred tax)            617,332             194,330

Net unrealized appreciation
 (depreciation) of investments:
     Beginning of period                  706,949             179,346
     End of period                        365,191              99,477
Net unrealized
 apprctn(deprctn) of investments         (341,758)            (79,869)

Net gain from investments             $   275,574     $       114,461
Net increase in net assets
     resulting from operations        $    95,501     $        23,537

Per share amounts:
     Net investment loss              $     (0.28)    $         (0.14)
     Net realized gain from
      investments                            0.96                0.30
     Net unrealized appreciation            (0.53)              (0.12)
          of investments              $      0.15     $          0.04


                      THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                                    For the Six Months  For the Six Months
                                       Ended June 30,      Ended June 30,
                                           1999                1998
                                        (Unaudited)         (Unaudited)
Investment Income:
     Rental income                  $      75,325     $        25,375
     Consulting and other services         19,210               1,192
     Interest and dividends                50,758              29,639

                                          145,293              56,206
Expenses:
     Wages and salaries                    66,206              67,038
     Professional fees                     11,127              39,687
     Custodian fees                            -                3,510
     Directors fees                         2,000                  -
     Interest                              40,555              35,561
     Travel and entertainment              22,942              10,712
     Office                               158,674              43,080
     Building expenses                     23,826              13,590
     Investment expenses                   17,190              19,592
     Donations                              3,891               2,825
               Total expenses             346,411             235,595

               Net investment loss    $  (201,118)     $     (179,389)

Realized and unrealized gain from investments:
     Net realized gain from
      investments (net of income
      and deferred tax)                   762,753             201,032

Net unrealized appreciation
 (depreciation) of investments:
     Beginning of period                  389,522              30,918
     End of period                        365,191              99,477
Net unrealized appreciation
 of investments                           (24,331)             68,559

Net gain from investments            $    738,422     $       278,591
Net increase in net assets
     resulting from operations       $    537,304     $        99,202
Per share amounts:
     Net investment loss             $      (0.31)    $         (0.28)
     Net realized gain from
      investments                            1.19                0.33
     Net unrealized appreciation            (0.04)               0.10
           of investments            $       0.84     $          0.14

                       Statements of Stockholders' Equity
                       Six Months Ended June 30, 1999 and
                    Years Ended December 31, 1998 and 1997

                                                     Accumulated Net
                                                     Realized Gains Unrealized
                                        Accumulated  From Sales        Net
                            Additional     Net       And Permanent  Appreciation
                   Common   Paid-In     Investment   Write-Downs       0f            Net
                   Stock    Capital       (Loss)     Of Securities  Investments     Assets
BALANCES AT
 DECEMBER 31, 1997 $6,403  $2,901,243 $(1,919,099)  $1,285,337       $ 30,918      $2,304,802

Net investment loss   --          --     (570,205)         --             --         (570,205)
Net realized loss on
 sale of investments  --          --           --      465,180            --          465,180
Unrealized net
 appreciation of
 investments          --          --           --          --         358,604         358,604
BALANCES AT
 DECEMBER 31, 1998  6,403   2,901,243  (2,489,304)   1,750,517        389,522       2,558,381

Net investment loss   --          --      (21,045)         --             --          (21,045)
Net realized gain on
 sale of investments  --          --           --      145,421            --          145,421
Unrealized net
 appreciation of
 investments          --          --           --          --         317,427         317,427
BALANCES AT
  MARCH 31, 1999   $6,403  $2,901,243 $(2,510,349)  $1,895,938       $706,949      $3,000,184

Net investment loss   --          --     (180,073)         --             --         (180,073)
Net realized loss on
 sale of investments  --          --           --      617,332            --          617,332
Unrealized net
 appreciation of
 investments          --          --           --          --        (341,758)       (341,758)
BALANCES AT
 JUNE 30, 1999      6,403   2,901,243  (2,690,422)   2,513,270        365,191       3,095,685


                      THE ROCKIES FUND, INC.
               STATEMENT OF CHANGES IN NET ASSETS



                                        For the             For the
                                    Six Months Ended    Six Months Ended
                                     June 30, 1999       June 30, 1998
                                      (Unaudited)         (Unaudited)


Increase (decrease) in net assets
 from investment activities:

         Net investment loss      $     (201,118)     $     (179,389)

         Net realized gain
          from investments (net
          of income tax expense)         762,753             210,032

         Net unrealized
          appreciation of investments    (24,331)             68,559

         Net increase in net assets
          from investment activities     537,304              99,202


Net assets at beginning of year        2,558,381           2,304,802


Net asset at end of year          $    3,095,685      $    2,404,004




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

     (b)  Investment Valuation and Transactions.

          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System or small cap are valued at the last sales price on the valuation date or, absent a last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are generally valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net an estimated realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

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

      In order to be as accurate as possible, the valuation process undertaken by the Fund's Board of Directors attempts to take into account all known information about a particular investment including but not limited to:

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

          During the year ended December 31, 1997, the Fund utilized all remaining net operating loss carryforwards.


2.   Portfolio Securities

     ALTA CALIFORNIA BROADCASTING

     The Fund, at June 30, 1999, held 255,000 shares of Alta California Broadcasting common stock, which is the result of a dividend declaration by Alta on 12/21/98. The dividend shares are subject to registration with the SEC; however, there is no assurance that such registration will ever become affective. The evidence of ownership is based upon notification of the dividend declaration by Alta. The Fund has been advised by Alta that the Net Tangible Book Value per share is a $1.39. However, in light of the above circumstances, the Board of Directors has determined the Fair Value of Alta to be $1.00 per share or $255,000.

     AMERICAN EDUCATIONAL PRODUCTS, INC.

     The Fund, at June 30, 1999, held 16,500 shares of American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its market value of $8.75 per share or $144,375.

     BIOSOURCE INTERNATIONAL

     The Fund, at June 30, 1999, held 81,700 shares of Biosource
International common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $4.90625 per share or $400,840.64.

     COMMUNICATIONS WORLD

     The Fund, at June 30, 1999, held 40,000 common shares and 8,000 warrants of Communications World, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $1.00 per share or $40,000 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     CONSUMER PORTFOLIO

     The Fund, at June 30, 1999, held 30,000 shares of Consumer
Portfolio common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $1.65625 per share or $49,687.50

     COVA TECHNOLOGIES

     The Fund, at June 30, 1999, held 917 shares of COVA
Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     DAMACH, INC.

     The Fund, at June 30, 1999, held a note receivable from Damach in the amount of $32,500, which accrues interest at the rate of 12% per year and was originally due on March 31, 1997.
An agreement was signed on March 4, 1997; to extend the promissory note on a month to month basis or until the Fund makes a written request for payment.

     DIRECT FOCUS, INC.

     The Fund, at June 30, 1999, held 3,500 shares of Direct
Focus common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $20.6875 per share or $72,406.25.

     ECLIPSE fka BEAR STAR, LLC fka COLUMBINE HOME SALES, LLC

     The Fund, at June 30, 1999, held 305,000 common shares of
Eclipse fka Bear Star, LLC which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00

     EXPLORATION COMPANY, THE

     The Fund, at June 30, 1999, held 50,600 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $1.375 per share or $69,575.

     FAMILY STEAKHOUSE

     The Fund, at June 30, 1999, held 72,500 shares of Family
Steakhouse common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at is market price of $1.1875 per share or $86,093.75.

     FIELDPOINT PETROLEUM

     The Fund, at June 30, 1999, held 30,000 shares of Fieldpoint Petroleum common stock, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $.75 per share or $22,500 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     FIRST ENTERTAINMENT

     The Fund, at June 30, 1999, held 10,000 shares of First
Entertainment common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $1.25 per share or $12,500.

     GLOBAL CASINOS, INC.

     The Fund, at June 30, 1999, held 17,680 shares of Global Casinos, Inc. common stock valued by the Fund's Board of Directors at $1.00 per share or $17,680 versus its quoted market price of $1.75 per share. The Fund, at June 30, 1999, also held 291,667 shares of Global Casinos, Inc. preferred stock, which was converted from debt owed to the Fund by Global Casinos. The stock has been valued by the Fund's Board or Directors at $1.00 per share, or $291,667 which is below cost. Both positions are restricted as to sale due to the company being an affiliate, non-income producing. The Fund, at June 30, 1999, also held a note receivable from Global Casinos, Inc. in the amount of $163,343.13, which note is unsecured, accrues interest at the rate of 12% per year, and is due on demand. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $266,493.68, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share. (See Note 5).

     GLOBEX MINING ENTERPRISES

     The Fund, at June 30, 1999, held 303,000 shares of Globex
Mining Enterprises common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $.165 per share or $49,995.

     GUARDIAN TECHNOLOGIES

     At June 30, 1999, the Fund held 5,000 shares of Guardian
Technologies common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.3125 per share or $6,562.50

     HAMPTON COURT RESOURCES

     The Fund, at June 30, 1999, held 12,500 shares of Hampton
Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its market price of $.715 per share or $8,937.50.

     HAWKS INDUSTRIES

     The Fund, at June 30, 1999, held 27,000 shares of Hawks
Industries common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.375 per share or $37,125.

     INFORMIX CORPORATION

     The Fund, at June 30, 1999, held 1,000 shares of Informix
Corporations common stock, which stock is unrestricted as to sale, non-income producing and has been valued at it market price of $8.4375 per share or $8,437.50.

     INTERNATIONAL REMOTE IMAGING

     At June 30, 1999, the Fund held 26,600 shares of
International Remote Imaging common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.0625 per share or $28,262.50.

     J2 COMMUNICATIONS

     The Fund, at June 30, 1999, held 8,134 shares of J2
Communications common stock, after giving effect to a 1-for-3 reverse split. The stock is unrestricted as to sale, non-income producing and has been valued at its market price of $5.5625 per share or $45,245.38.

     KINETIKS.COM

     The Fund, at June 30, 1999, held 1,222,332 shares of Kinetiks.com common stock, which stock is restricted as to sale and non-income producing. Because Kinetiks.com recently became current in its filings with the SEC, the stock has been valued by the Board of Directors below its market price of $.5625 per share, instead its been valued at $.11 per share or $134,456.52. The Fund also held warrants to purchase an additional 1,450,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The Board of Directors has valued the warrants at $0. The Fund holds a note receivable from Kinetiks.com in the amount of $36,070.06 which note is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     LAND RESOURCE CORPORATION

     The Fund, at June 30, 1999, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 per share or $10,000.

     MEDICAL DEVICE TECHNOLOGIES

     The Fund, at June 30, 1999, held 250,000 shares of Medical
Device Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $.40 per share or $100,000.

     MULTI-LINK TELECOMMUNICATIONS

     The Fund, at June 30, 1999, held 5,000 shares of Multi-Link
Telecommunications common stock, which stock is restricted as to sale, non-income producing and has been valued at its cost of $5.00 per share or $25,000.

     NETIVATION.COM

     At June 30, 1999, the Fund held 10,000 shares of
Netivation.com common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $9.125 per share or $91,250.

     QUEPASA.COM

     The Fund, at June 30, 1999, held 2,000 shares of Quepasa.com common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $13.375 per share or $26,750.

     REDWOOD BROADCASTING, INC.

     The Fund, at June 30, 1999, held 8,000 shares of Redwood
Broadcasting common stock, which stock is partially restricted as to sale, non-income producing, and has been valued at its market price of $8.875 per share or $71,000.

     REDWOOD ENERGY

     At June 30, 1999, the Fund held 79,700 shares of Redwood
Energy common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $.57 per share or $45,429.

     SOUTHSHORE CORPORATION

     At June 30, 1999, the Fund held 15,000 shares of Southshore
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $.125 per share or $1,875.

     TAHOE MARINER

     At June 30, 1999, the Fund held 25,000 shares of Tahoe
Mariner common stock, which stock is restricted as to sale, non-income producing and has been valued by the Fund's Board of Directors at its cost of $1.00 per share or $25,000.

     TELXON CORPORATION

     The Fund, at June 30, 1999, held 17,400 shares of Telxon
Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $7.9375 per share or $138,112.50.

     TRAINING DEVICES, INC.

     The Fund, at June 30, 1999, held 20,000 shares of Training
Devices common stock. The stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     USASURANCE GROUP

     The Fund, at June 30, 1999, held 34,150 shares of Usasurance
Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $8.625 or $294,543.75.

     WEBQUEST

     The Fund, at June 30, 1999, held a Note Receivable from
Webquest in the amount of $359,798.49 which is unsecured, accrues interest at the rate of 8% per year and is due on demand.

     WHITEWING LABS

     The Fund, at June 30, 1999, held 23,500 shares of Whitewing
Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $.375 per share or $8,812.50.

     WORLD CYBERLINK

     The Fund, at June 30, 1999, held 13,750 shares of World
Cyberlink common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $2.125 per share or $29,218.75.


3.   Real Estate Operations

     During the year ended December 31, 1993, the Fund purchased a 26,500 square foot office building located in Colorado Springs, CO (the "Northpark Building"). The Building was acquired primarily to provide office space for the Fund and as a potential source of income. The Fund sold its Northpark Building Effective June 30, 1997. The sale was structured as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds received were utilized to pay approximately $452,000 of mortgage, line of credit and other debt resulting in a net gain of $388,000.

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

     Real Estate Investment

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, CO., (the "Chestnut Building") for a purchase price of $621,358. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 to avoid paying current taxes on the Northpark Building gain. The Fund borrowed the remaining $500,000 from Vectra Bank at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund has signed a business lease agreement to lease the new Chestnut Building to Gerald L. Wiebe and Weebee Properties the "tenant", which agreed to pay for all property taxes, utilities, insurance and maintenance associated with the building during the term of the lease. In addition, the Fund agreed to sell and the tenant agreed to buy the Chestnut Building for $775,000 upon the completion of the lease, September 1, 1998, for an approximate net gain of $155,000. As of December 31, 1998, the tenant was in default of the Chestnut Building purchase agreement and therefore paid to the Fund the sum of $45,000 on January 27, 1999 for rent and fees in addition to extending the purchase agreement to February 28, 1999. On February 26, 1999, the tenant paid to the Fund an additional $15,000 to extend the closing to March 31, 1999 and on April 9, 1999 the tenant paid to the Fund $12,000 to extend the closing to April 30, 1999. As of May 1, 1999 the tenant signed a new lease agreement to lease the Chestnut Building for a period of one year, expiring on April 30, 2000, for a total sum of $120,000, $10,000 per month, and a $10,000 deposit, due in four equal installments. As of June 30, 1999, the Fund reclassed the Chestnut Building from an investment to a fixed asset.

     On March 17, 1998, the Fund sold its 20% investment in the Plaza Hotel & Apartments in Thermopolis, Wyoming (the "Hotel Investment"). The Hotel Investment, which was purchased on September 24, 1997, was sold for its original purchase price of $200,000, of that $50,000 was paid in cash and the purchaser assumed a $150,000 note to Wyoming Resorts, LLC.

     Office Facilities

     The Fund, during September of 1998, moved its executive office space to 5373 North Union, Suite 100, Colorado Springs, CO., 80918, with a three year contract through September, 2001 at $9.50 per square foot lease and $4.774 square foot for common area maintenance ("CAM") charge per year. The CAM charge will escalate depending on the actual building maintenance usage determined for the year.

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


4.     Contingencies

       None.


5.     Subsequent Event

       Subsequent to June 30, 1999, the Fund became aware that Global Casino's, Inc., one of its portfolio companies, was delisted from NASDAQ effective July 7, 1999. The value of Global's stock subsequent to June 30, 1999 decreased from $309,374 to $154,674. Management of the Fund determined that the change in the market price of Global's stock represented a concurrent valuation of new conditions. Accordingly, the Fund is presenting a pro forma balance sheet that reflects the decrease in the valuation of the Global stock. The pro forma financials reflect a decrease in Global Casino's market value from $1.00 per share to $.50 per share causing total investments to decrease $154,674 or approximately 4%.
       Total assets, on a pro forma basis, decreased from $4,949,792 to $4,795,118. Due to a reduction in the Fund's unrealized investment value, deferred tax liability also incurred a reduction from $141,186 as of June 30, 1999 to $80,863 as of pro forma June 30, 1999, a liability reduction of $60,323 or 42.7%. On a pro forma basis total liabilities therefore decreased from $1,854,107 to $1,793,784 and net assets decreased from $3,095,685 or $4.84 per share to $3,001,334 or $4.69 per share.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1999 COMPARED TO
DECEMBER 31, 1998

       During the six months ended June 30, 1999, the Fund liquidated certain securities, including 3,000 shares of Amazon.com; 25,000 shares of American Nortell; 23,300 shares of Biosource; 5,000 shares of Direct Focus; 3,000 shares of Guardian; 4,000 shares of Informix; 3,800 shares of Info space; 10,000 shares of Int'l Remote; 51,000 shares of J2 Communications; 3,000 shares of Lycos; 7,000 shares of Morrow Snowboards; 6,000 shares of Online Systems; 10,900 shares of Premier Concepts; 14,000 shares of Redwood Broadcasting; 55,000 shares of Redwood Energy; 10,000 shares of Tech Data; 1,000 shares of Telxon Corp; and 2,000 shares of USAssurance.

       During the six months ended June 30, 1999, The Fund acquired 30,000 shares of Consumer Portfolio; 3,500 shares of Direct Focus; 20,000 shares of Exploration; 67,500 shares of Family Steakhouse; 10,000 shares of First Entertainment; 100,000 shares of Globex Mining; 5,000 shares of Guardian Technologies; 26,600 shares of Int'l Remote; 522,332 shares of Kinetiks.com; 10,000 shares of Netivation.com; 2,000 shares of Quepasa.com; 25,000 shares of Tahow Mariner; 3,400 shares of Telxon Corp; 5,000 shares of USAssurance for a total investment of $610,807. During the same period, the Fund purchased and subsequently sold securities resulting in a net gain of approximately $137,749.

       The Fund's value in restricted and unrestricted securities increased from $1,830,541 as of December 31, 1998, to $2,248,182 as of June 30, 1999, an increase of $417,641 or 23%. Notes receivable increased $474,030, or approximately 85%, from $554,582 as of December 31, 1998, to $1,028,612 as of June 30,
1999, mainly due to two net note receivables for $265,000.
Global Casinos, an international gaming Company, comprises approximately 42%, and Webquest a venture capital investment company comprises 35% of total notes receivable.

       The Fund owns commercial real estate purchased on September 4, 1997, for $621,358 with improvements. As of June 30, 1999 the commercial real estate was reclassed from an investment to a fixed asset as the prior sales contract was altered to a lease agreement with an option to buy. Total investments, therefore, increased from $3,150,123 on December 31, 1998, to $3,736,986 on June 30, 1999, an increase of $586,863 or
19%.

       Cash held by related parties decreased from $232,252 as of December 31, 1991 to $10,185 or 96% as of June 30, 1999, as money held in security accounts were utilized to purchase investments. Cash held by others decreased 73% from $9,455 to $2,551 as of June 30, 1999. Investment securities sold decreased from $1,204,587 as of December 31, 1998, to $0.00 as of June 30, 1999
as income from pending sales were received during the first quarter 1999. Accounts receivable decreased 68% from $31,934 to $10,259 as of June 30, 1999, accounts receivable also includes $9,059 of refundable taxes. Accrued interest receivable decreased from $52,969 to $41,134 or 22% mainly attributible to Kinetiks.com paying all interest due through April 1, 1999. Prepaid loan payment as of June 30, 1999 was $21,839, a decrease of 50%, due to the Fund accruing six months of payments on the twelve months of advance payments on the Merit Broadcasting long term note payable.

       Total current assets, therefore, decreased from $4,725,097 at December 31, 1998, to $3,822,954 at June 30, 1999, a decrease of $902,143 or 19%.

       The Woodman property purchased at $390,000 and construction in progress at $114,058 as of June 30, 1999 remained the same from December 31, 1998. The reclassification of the Chestnut Building, however, increased Property and Equipment from $527,159 to $1,148,517 or 118% as of June 30, 1999.

       Based on the foregoing, total assets decreased from $5,246,585 on December 31, 1998, to $4,949,792 on June 30, 1999,
a decrease of $296,793 or 6%.

       Total current liabilities decreased from $2,294,523 as of December 31, 1998, to $1,477,488 as of June 30, 1999, a reduction of $817,035 or approximately 36%. Payables trade decreased 5.5% from $258,394 as of December 31, 1998, to $244,120 as of June 30,
1999, as the Fund made payments on legal and other expenses during the quarter. Investment securities purchased as of December 31, 1998 had a balance of $852,709 which the Fund had paid during the first quarter 1999. Property taxes and other decreased from $14,552 at December 31, 1998, to 7,210 at June 30, 1999, as was accrued for two quarters year to date 1999. Note payable related parties decreased from $231,576 to $138,274 at June 30, 1999 a decrease of 40% as the Fund paid off some debt. Note Payable other increased from $653,975 as of December 31, 1998, to $838,574 as of June 30, 1999 or 28% as security trades payable increased for the quarter in addition to the Fund utilizing $50,000 of its $75,000 line of credit in June, 1999 . The Fund also incurred income tax payable on realized gains of $89,467 for year to date 1999 and reclassed 1998 taxes of $91,121 to Accounts Payable as due on September 15. The Fund also incurred a deferred tax liability of $141,186 as of June 30, 1999 for unrealized gains on investments, a decrease of 21% from December 31, 1998.

       The Fund has a long-term debt to Merit Broadcasting, less current portion, of $225,114 as of June 30, 1999, a decrease of 7% from December 31, 1998. Long term deferred tax liability remained at $151,505 for deferred tax on the Fund's 1031 exchange on investments.

       Total liabilities, therefore, decreased from $2,688,204 as of December 31, 1998, to $1,854,107 as of June 30, 1999, a
decrease of $834,097 or approximately 31%.

       Based on the foregoing, Net Asset Value increased during the six months ended June 30, 1999, from $2,558,381 at December 31, 1998, to $3,095,685 at June 30, 1999, an increase of $537,304 or 21%. Net assets per common share increased from $4.00 per share at December 31, 1998, to $4.84 per share on June 30, 1999.

       Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1999 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1998.

       The Fund's investment income for the six months ended June 30, 1999, was $70,951, an increase of $31,208 or approximately 78% compared with the same period in 1998. This increase in investment income was due to the Fund receiving rental income from the Chestnut Building property and interest from security cash accounts.

       Expenses increased from $130,667 as of June 30, 1998, to $251,024 as of June 30, 1999, an increase of $120,357 or approximately 92%. Contributing to the increase in expenses were increases in travel and entertainment of 453%, building expenses of 100% and office expenses of approximately 500% mainly due to $64,000 of bad debt expense incurred for note receivable allowances.

       Based on the foregoing, the Fund reported a net investment loss for the six months ended June 30, 1999, of $(180,073), a decrease of 98% when compared to the net investment loss of $(90,924) incurred during the same period in 1998.

       The Fund's net realized gain from sales of as of June 30, 1999 was $617,332, an increase of $423,002 or 218% compared to a net realized gain of $194,330 as of June 30, 1998. Unrealized net depreciation relating to the current market value of securities being held by the Fund decreased $261,889 or 328% from an unrealized net loss of $(79,869) as of June 30, 1998, to an unrealized net loss of $(341,758) as of June 30, 1999.


RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1998.

       The Fund's investment income for the six months ended June 30, 1999, was $145,293, an increase of $89,087 or approximately 159% compared with the same period in 1998. This increase in investment income was due to the Fund receiving rental income from the Chestnut Building and interest from security cash accounts.

       Expenses increased from $235,595 as of June 30, 1998, to $346,411 as of June 30, 1999, an increase of $110,816 or approximately 47%. Contributing to the increase in expenses were increases in travel and entertainment of 114%, building expenses of 75% and office expenses of approximately 268% mainly due to $95,000 of bad debt expense incurred for note receivable allowances.

       Based on the foregoing, the Fund reported a net investment loss for the six months ended June 30, 1999, of $(179,389), a decrease of 12% when compared to the net investment loss of $(201,118) incurred during the same period in 1998.

       The Fund's net realized gain from sales of as of June 30, 1999 was $762,753, an increase of $561,721 or 279% compared to a net realized gain of $210,032 as of June 30, 1998. Unrealized net depreciation relating to the current market value of securities being held by the Fund decreased $92,890 or 135% from an unrealized net gain of $68,559 as of June 30, 1998, to an unrealized net loss of $(24,331) as of June 30, 1999.

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


                                      THE ROCKIES FUND, INC.



Dated:    08/13/99      By:/s/ Stephen G. Calandrella
                               Stephen G. Calandrella, President



Dated:    08/13/99      By:/s/Barbara A. Hamstad
                              Barbara A. Hamstad, Principal Accounting Officer