Form 10-Q
period 1999-09-30
ROCKIES FUND INC
filed 1999-11-15
CIK 725260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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


             APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1999, the Company had 640,256 shares of its $.01 par value common stock outstanding.



                            INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statement of Assets and Liabilities at September 30, 1999 (unaudited) and December 31, 1998 (audited)

           Schedule of Investments and Restricted Securities
           (unaudited)

           Statement of Operations for the Three Months Ended
           September 30, 1999 and September 30, 1998 (unaudited)

           Statement of Operations for the Nine Months Ended
           September 30, 1999 and September 30, 1998 (unaudited)

           Statements of Stockholders' Equity for the Nine
           Months Ended September 30, 1999 (unaudited), and
           Years Ended December 31, 1998 and 1997 (audited)

           Statement of Changes in Net Assets as of September 30, 1999 and September 30, 1998 (unaudited)

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



                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                      September 30,      December 31,
                                          1999               1998
                                      (unaudited)         (audited)

ASSETS

Investments at value
  (cost of  $2,756,882, September 30,
    1999 and $2,760,600, December 31,
    1998)
   Restricted and unrestricted
    securities                            $ 2,879,722    $  1,830,541
   Notes receivable, net allowances         1,015,325         554,582
   Real estate                                      -         765,000

       Total Investments                    3,895,047       3,150,123

Cash:
   Held by related party                          923         232,351
   Held by others                               3,775           9,455
Investment securities sold                          0       1,204,587
Accounts receivable                            29,988          31,934
Accrued interest receivable                    63,054          52,969
Prepaid loan payment                           10,920          43,678

       Total Current Assets                 4,003,707       4,725,097

Property & Equipment:
   Real Estate                                621,358              -
   Land                                       390,000         390,000
   Construction in progress                   114,058         114,058
   Automobile                                  15,162          15,162
   Furniture and fixtures                       7,939           7,939

       Total Property & Equipment           1,148,517         527,159

   Less Accumulated Depreciation             (29,046)        (10,071)

       Net Property & Equipment             1,119,471         517,088

   Deposits                                     4,400           4,400

       Total assets                         5,127,578       5,246,585



                     THE ROCKIES FUND, INC.
              STATEMENT OF ASSETS AND LIABILITIES
            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                          (Continued)

                                         September 30,     December 31,
                                            1999               1998
                                          (unaudited)       (unaudited)
LIABILITIES

Payables:
   Trade                                      253,280         258,394
   Investment securities purchases                  0         852,709
Accrued liabilities:
   Property taxes and other                    10,815          14,552
   Income taxes                               102,958          91,121
   Interest payable                             7,607           1,175
Current maturities of long-term debt:
   Related parties                             95,448         231,576
   Others                                   1,174,733         653,975
Deposits and deferred rent                     12,500          12,616
Deferred tax liability                         71,258         178,405

       Total current liabilities:           1,728,599       2,294,523

Long term debt, net of current maturities     222,347         242,176
Deferred tax liability                        151,505         151,505

       Total liabilities                    2,102,451       2,688,204

NET ASSETS and STOCKHOLDER'S EQUITY
(Equivalent to $4.73 per share at
  September 30,1999 and $4.00 per
  share at Dec. 31,1998                    $3,025,127   $   2,558,381

COMPONENTS OF NET ASSETS
 Common Stock, $.01 par value,
 Authorized 5,000,000 shares;
 640,256 issued and outstanding        $        6,403   $       6,403

Additional paid-in capital                  2,901,243       2,901,243

Accumulated excess (deficit):
   Accumulated net investment loss        (2,840,541)     (2,489,304)
   Accumulated net realized gain from      2,930,181        1,750,517
    sales of securities
   Unrealized net appreciation of
    investments                               27,841          389,522

       Total accumulated excess (deficit)    117,481        (349,265)

   Net assets                             $3,025,127   $    2,558,381


                                               THE ROCKIES FUND, INC.
                                               Schedule of Investments
                                             December 31, 1998 and 1997
                                                                          Fair          Fair
                                              Initial     **Cost at       value at      value at
                                              investment  September 30,   September 30, December 31,
      Company               Position          date        1999            1999          1998
Restricted Securities:

Alta California
 Broadcasting          255,000 common stock   Dec-98              -        255,000.00     255,000.00

American Educational
 Products, Inc.*<F1>(1) 16,500 common stock   Sep-96       82,500.00       168,093.75     156,750.00

Eclipse (fka) Bear
Star, LLC              305,000 common stock   Jun-96          500.00             0.00             -

                                                              500.00             0.00           0.00

Communications World    40,000 common stock   Feb-99       40,000.00        40,000.00             -
                         8,000 warrants       Feb-99            0.00             0.00             -
                                                           40,000.00        40,000.00           0.00

COVA Technologies*<F1>     917 common stock   Jul-96       20,035.00        20,035.00      20,035.00

Crystal Bay              6,250 common stock   May-99        6,250.00         6,250.00             -
                        18,750 common stock   Jun-99       18,750.00        18,750.00             -
                        15,000 common stock   Jul-99       15,000.00        15,000.00             -
                         7,500 common stock   Aug-99        7,500.00         7,500.00             -
                        51,000 common stock   Sep-99       51,000.00        51,000.00             -

                                                           98,500.00        98,500.00           0.00

Fieldpoint Petroleum    30,000 common stock   Mar-99       22,500.00        22,500.00             -

Global Casinos, Inc.*
<F1>(2)                  3,800 common stock   Nov-93       76,000.00         2,375.00       4,512.50
                         4,331 common stock   Jan-94       50,068.21         2,706.88       5,143.06
                         1,724 common stock   Jan-94       19,931.79         1,077.50       2,047.25
                         1,250 common stock   Feb-94       25,000.00           781.25       1,484.38
                            75 common stock   Mar-94            0.00            46.88          89.06
                           500 common stock   Oct-94       10,000.00           312.50         593.75
                         5,000 common stock   Feb-96       17,207.50         3,125.00       5,937.50
                         1,000 common stock   Mar-96        3,125.00           625.00       1,187.50
                       291,667 preferred
                               stock          Dec-98      350,000.00       182,291.88     346,354.56

                                                          551,332.50       193,341.89     367,349.56

Hampton Court
Resources               12,500 common stock   Sep-97       11,542.00        12,000.00      11,375.00

Kinetiks.com           100,000 common stock   Feb-98        5,000.00        30,000.00      11,000.00
                       100,000 common stock   Jul-98        5,000.00        30,000.00      11,000.00
                       100,000 common stock   Sep-98        5,000.00        30,000.00      11,000.00
                       100,000 common stock   Sep-98        5,000.00        30,000.00      11,000.00
                       100,000 common stock   Jan-99        5,000.00        30,000.00             -
                       100,000 common stock   Jan-99        5,000.00        30,000.00             -
                       100,000 common stock   Jan-99        5,000.00        30,000.00             -
                       522,332 common stock   Apr-99      130,583.26       156,699.60             -
                       200,000 common stock   Sep-99       54,219.36        60,000.00             -
                       850,000 warrants       2/97 -
                                              6/99              0.00             0.00           0.00

                                                          219,802.62       426,699.60      44,000.00

Land Resource
Corporation*<F1>        10,000 common stock   Mar-97       10,000.00        10,000.00      10,000.00

Medical Device
Technologies           250,000 common stock   Jun-99      100,000.00       100,000.00             -

Multi-Link
Telecommunications      25,000 common stock   Nov-98       25,000.00        25,000.00      25,000.00

Redwood Broadcasting,
Inc.                     8,000 common stock   Dec-97              -                -       32,000.00
                        14,000 common stock   Dec-97              -                -       56,000.00
                         8,000 common stock   Dec-97              -                -       32,000.00

                                                                0.00             0.00     120,000.00

Training Devices, Inc.  20,000 common stock   Feb-97       25,000.00        40,000.00      40,000.00

Ugive.com              166,667 common stock   Jul-99       50,000.00        50,000.00             -
                       166,667 common stock   Jul-99       50,000.00        50,000.00             -
                        83,333 common stock   Sep-99       25,000.00        25,000.00             -

                                                          125,000.00       125,000.00           0.00

Total Restricted
 Securities                                             1,331,712.12     1,536,170.24   1,049,509.56


Unrestricted Securities:

Aerovox, Inc.            2,000 common stock   Jul-99        5,190.95         5,250.00             -

American Bingo           5,000 common stock   Jul-99        5,000.00         3,906.25             -
                         2,500 common stock   Aug-99        2,109.25         1,953.13             -

                                                            7,109.25         5,859.38           0.00

Astea International      5,000 common stock   Jun-97              -                -        8,437.50

Biosource
International            5,000 common stock   Sep-98              -                -       14,687.50
                         2,500 common stock   Sep-98              -                -        7,343.75
                        20,800 common stock   Oct-98              -                -       61,100.00
                         4,200 common stock   Oct-98              -                -       12,337.50
                        20,000 common stock   Dec-98              -                -       58,750.00
                         2,300 common stock   Dec-98              -                -        6,756.25
                        35,200 common stock   Dec-98      101,297.10       143,000.00     103,400.00
                        20,000 common stock   Feb-99       61,522.70        81,250.00             -
                        15,000 common stock   Aug-99       66,097.20        60,937.50             -

                                                          228,917.00       285,187.50     264,375.00

Commercial Assets,
Inc.                     5,000 common stock   Sep-99       27,177.00        25,937.50             -

Consumer Portfolio      30,000 common stock   Jun-99       52,503.45        29,062.50             -

Direct Focus, Inc.       1,500 common stock   Jun-99       32,155.16        28,312.50             -
                         2,000 common stock   Jun-99       42,120.00        37,750.00             -
                         3,400 common stock   Jul-99       55,879.00        64,175.00             -
                         2,000 common stock   Jul-99       32,873.55        37,750.00             -
                         4,600 common stock   Jul-99       77,329.55        86,825.00             -

                                                          240,357.26       254,812.50           0.00

Exploration Company,
The                      9,600 common stock   Oct-97              -                -        9,000.00
                        20,000 common stock   Oct-97       60,600.00        51,250.00      18,750.00
                         1,000 common stock   Oct-97        3,030.00         2,562.50         937.50
                        20,000 common stock   May-99       18,203.45        51,250.00             -

                                                           81,833.45       105,062.50      28,687.50


Family Steakhouse       10,000 common stock   Jun-99       10,313.00        14,375.00             -

                                                           10,313.00        14,375.00           0.00

Globex Minining
Enterprises             33,000 common stock   Sep-98        6,535.00         4,950.00       2,970.00
                       170,000 common stock   Mar-99       21,953.35        25,500.00             -
                       100,000 common stock   Apr-99       10,484.80        15,000.00             -

                                                           38,973.15        45,450.00       2,970.00

Guardian Technologies    5,000 common stock   Jun-99        6,406.50         6,250.00             -
                        25,000 common stock   Sep-99       32,300.00        31,250.00             -

                                                           38,706.50        37,500.00           0.00

Hauser, Inc.             2,500 common stock   Jul-99       15,625.00         9,140.63             -

Hawks Industries         1,000 common stock   Nov-98        1,312.50         1,125.00       1,125.00
                         2,000 common stock   Dec-98        2,687.50         2,250.00       2,250.00
                        15,000 common stock   Jan-99       17,750.00        16,875.00             -
                         9,000 common stock   Feb-99       10,335.35        10,125.00             -

                                                           32,085.35        30,375.00       3,375.00

International Remote
Imaging                 10,000 common stock   Nov-98              -                -        7,500.00
                        26,600 common stock   Apr-99       15,997.90        29,925.00             -

                                                           15,997.90        29,925.00       7,500.00

J2 Communications<F1>(3) 6,667 common stock   May-98              -                -       13,336.00
                         3,333 common stock   Sep-98              -                -        6,666.00
                         3,333 common stock   Oct-98              -                -        6,666.00
                         3,333 common stock   Oct-98              -                -        6,666.00
                         1,668 common stock   Oct-98              -                -        3,334.00
                        25,500 common stock   Nov-98              -                -       51,000.00
                        12,300 common stock   Dec-98              -                -       24,600.00

                                                                0.00             0.00     112,268.00

Morrow Snowboards        7,000 common stock   Nov-98              -                -        5,687.50

Netivation.com          20,000 common stock   Jul-99      181,250.00        91,250.00             -

Online System Services   8,000 common stock   Dec-98              -                -      104,000.00

Premier Concepts        24,100 common stock   Oct-98              -                -       16,568.75
                        10,900 common stock   Oct-98              -                -        7,493.75

                                                                  -                -       24,062.50

Redwood Energy          10,300 common stock   Dec-98              -                -        4,738.00
                         9,700 common stock   Dec-98        4,063.10         4,074.00       4,462.00
                        70,000 common stock   Jan-99       34,370.00        29,400.00             -

                                                           38,433.10        33,474.00       9,200.00

Southshore Corporation  15,000 common stock   Sep-97        7,715.00        17,812.50         468.75

Telxon Corporation       9,000 common stock   Jan-99       92,393.73        75,375.00             -
                         5,000 common stock   Feb-99       37,946.86        41,875.00             -
                         3,400 common stock   Feb-99       27,309.70        28,475.00             -

                                                          157,650.29       145,725.00             -

Thermogenesis           27,500 common stock   Aug-99       36,162.50        42,968.75             -

USAsurance Group        10,100 common stock   Dec-96              -                -       41,662.50
                         2,000 common stock   Dec-96              -                -        8,250.00
                         2,000 common stock   Dec-96              -                -        8,250.00
                           150 common stock   Dec-96          349.50           337.50         618.75
                         1,500 common stock   Dec-96        3,850.00         3,375.00       6,187.50
                         2,500 common stock   Jan-97        8,750.00         5,625.00      10,312.50
                         4,500 common stock   Jun-97        6,106.25        10,125.00      18,562.50
                         7,500 common stock   Dec-97        7,875.00        16,875.00      30,937.50
                         3,500 common stock   Oct-98       27,619.50         7,875.00      14,437.50
                         7,500 common stock   Nov-98       21,256.90        16,875.00      30,937.50
                         5,000 common stock   May-99       34,303.45        11,250.00             -
                        20,000 common stock   Sep-99       50,803.45        45,000.00             -

                                                          160,914.05       117,337.50     170,156.25

Whitewing Labs          15,000 common stock   Jan-97       23,175.00         3,750.00       9,375.00
                         8,500 common stock   Dec-98        5,861.50         2,125.00       5,312.50

                                                           29,036.50         5,875.00      14,687.50

World Cyberlink          8,750 common stock   Jun-98        8,750.00         7,109.38      25,156.25
                         5,000 common stock   Jun-99       10,468.75         4,062.50             -

                                                           19,218.75        11,171.88      25,156.25

Total Unrestricted                                      1,425,169.45     1,343,552.14     781,031.75
Securities

Notes Receivable:

Damach                 Note Receivable,12%,
                       due on demand          Oct-96       32,500.00        32,500.00      32,500.00

Global Casinos, Inc.*  Note Receivable,
<F1>                   12%, due on demand     Nov-96      163,343.13       163,343.13     175,000.00
                       Note Receivable,
                       9% due on demand       Mar-97      314,562.25       314,562.25      43,904.02

                                                          477,905.38       477,905.38     218,904.02

Kinetiks.com           Note Receivable,
                       10%, due 3/30/97       Feb-97            0.00             0.00      25,000.00
                       Note Receivable,
                       8%, due on demand                        0.00             0.00      61,476.26

                                                                0.00             0.00      86,476.26

Marco Foods, Inc.*<F1> Note Receivable,
                       12% due on demand      Jan-97            0.00             0.00     181,525.88

Other                  Note Receivable,
                       0% due on demand       Jun-99      259,120.19       259,120.19           0.00

Webquest               Note Receivable,
                       8% due on demand       Dec-98      340,798.49       340,798.49     104,676.21

Subtotal Notes                                          1,110,324.06     1,110,324.06     624,082.37

Allowance for Doubtful
 Notes                                                          0.00       (95,000.00)    (31,000.00)

Net Notes Receivable                                    1,110,324.06     1,015,324.06     593,082.37

Investments in Real
 Estate:

Chestnut Property       Land & Building at
                        3515 N. Chestnut      Sep-97            0.00             0.00     765,000.00

Total Real Estate
 Investments                                                    0.00             0.00     765,000.00

Total Investments                                       3,867,205.63     3,895,046.44   3,188,623.68

<F1>  * These entities are considered to be affiliated companies as a result of the Company's investment and/or position on the entity's Board of Directors during the last 90 days.

      ** After permanent write-downs.

      (1) After giving effect to a 1:5 reverse split
      (2) After giving effect to a 1:10 reverse split
      (3) After giving effect to a 1:3 reverse split

See accompanying notes to financial statements.

Restricted Unrestricted and Real Estate                 2,756,881.57     2,879,722.38   2,595,541.31

Vaule-Cost                                                 27,840.81




                     THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                                           For the Three    For the Three
                                           Months Ended     Months Ended
                                           September 30,    September 30,
                                              1999              1998
                                            (Unaudited)      (Unaudited)
Investment Income:
   Rental income                        $     44,300   $       23,708
   Consulting and other services              13,901              983
   Interest and dividends                     24,165           17,490

                                              82,366           42,181
Expenses:
   Wages and salaries                         34,110           34,100
   Professional fees                         107,740          139,917
   Custodian fees                                  -            2,463
   Directors fees                                  -            2,000
   Interest                                   20,274           18,383
   Travel and entertainment                    5,335            7,147
   Office                                     34,936           34,214
   Building expenses                           4,515                -
   Investment expenses                        10,440            2,143
   Donations                                   7,200            1,710
       Total expenses                        224,550          242,077

               Net investment loss        $ (142,184)   $    (199,896)

Realized and unrealized gain from investments:
   Net realized gain from investments        416,911          185,643
    (net of income and deferred tax)
   Net unrealized appreciation (depreciation)
    of investments:
          Beginning of period                365,191           99,477
          End of period                       27,841          290,220
   Net unrealized depreciation
    of investments                          (337,350)         190,743

Net gain from investments                 $   79,561    $     376,386
Net increase/decrease in net assets
   resulting from operations              $  (62,623)   $     176,490

Per share amounts:
     Net investment loss                  $    (0.22)   $      (0.31)
     Net realized gain from investments         0.65            0.29
     Net unrealized appreciation/
      depreciation                             (0.53)           0.30
          of investments                  $     0.10    $       0.28


                     THE ROCKIES FUND, INC.
                    STATEMENT OF OPERATIONS

                                        For the Nine        For the Nine
                                        Months Ended        Months Ended
                                        September 30,       September 30,
                                            1999               1998
                                         (Unaudited)         (Unaudited)
Investment Income:
   Rental income                        $    119,625    $     49,083
   Consulting and other services              41,046           2,134
   Interest and dividends                     66,988          47,170

                                             227,659          98,387
Expenses:
   Wages and salaries                        100,317         101,138
   Professional fees                         126,802         179,604
   Custodian fees                                  -           5,973
   Directors fees                              2,000           2,000
   Interest                                   60,829          53,944
   Travel and entertainment                   28,276          17,860
   Office                                    193,609          77,293
   Building expenses                          28,342          13,590
   Investment expenses                        27,630          21,734
   Donations                                  11,091           4,535
       Total expenses                        578,896         477,671

       Net investment loss                 $(351,237)   $   (379,284)

Realized and unrealized gain from investments:
   Net realized gain from investments      1,179,664         395,674
    (net of income and deferred tax)

   Net unrealized appreciation (depreciation)
    of investments:
          Beginning of period                389,522          30,918
          End of period                       27,841         290,220
   Net unrealized apprcn/dprcn
    of investments                          (361,681)        259,302

Net gain from investments                $   817,983    $    654,976
Net increase in net assets
   resulting from operations             $   466,746    $    275,692
Per share amounts:
   Net investment loss                   $     (0.55)   $      (0.59)
   Net realized gain from investments           1.84            0.62
   Net unrealized appreciation                 (0.56)           0.40
    of investments                       $      0.73    $       0.43

                       Statements of Stockholders' Equity
                    Nine Months Ended September 30, 1999 and
                     Years Ended December 31, 1998 and 1997

                                                            Accumulated Net
                                                            Realized  Gains    Unrealized
                                    Accumulated             From Sales         Net
                                    Additional  Net         And Permanent      Appreciation
                       Common       Paid-In     Investment  Write-Downs        0f              Net
                       Stock        Capital     (Loss)      Of Securities      Investments     Assets
BALANCES AT
 DECEMBER 31, 1997     $6,403    $2,901,243 $(1,919,099)    $1,285,337         $30,918      $2,304,802

Net investment loss       --            --     (570,205)           --              --         (570,205)
Net realized loss on
 sale of investments      --            --          --         465,180             --          465,180
Unrealized net
 appreciation
 of investments           --            --          --             --          358,604         358,604
BALANCES AT
 DECEMBER 31, 1998      6,403     2,901,243  (2,489,304)     1,750,517         389,522       2,558,381

Net investment loss       --            --      (21,045)           --              --          (21,045)
Net realized gain
 on sale of investments   --            --          --         145,421             --          145,421
Unrealized net
 appreciation
 of investments           --            --          --             --          317,427         317,427
BALANCES AT
 MARCH 31, 1999        $6,403    $2,901,243 $(2,510,349)    $1,895,938        $706,949      $3,000,184

Net investment loss       --            --     (188,008)           --              --         (188,008)
Net realized loss on
 sale of investments      --            --          --         617,332             --          617,332
Unrealized net
 appreciation
 of investments           --            --          --             --         (341,758)       (341,758)
BALANCES AT
 JUNE 30, 1999          6,403     2,901,243  (2,698,357)     2,513,270         365,191       3,087,750

Net investment loss       --            --     (142,184)           --              --         (142,184)
Net realized loss on
 sale of investments      --            --          --         416,911             --          416,911
Unrealized net
 appreciation
  of investments          --            --          --             --         (337,350)       (337,350)
BALANCES AT
 SEPTEMBER 30, 1999    6,403     2,901,243   (2,840,541)     2,930,181          27,841       3,025,127



                     THE ROCKIES FUND, INC.
               STATEMENT OF CHANGES IN NET ASSETS



                                         For the          For the
                                         Nine Months      Nine Months
                                         Ended            Ended
                                         September 30,    September 30,
                                         1999             1998
                                         (Unaudited)      (Unaudited)


Increase (decrease) in net assets
 from investment activities:

   Net investment loss                   $  (357,237)   $   (379,284)

   Net realized gain from
    investments (net of income
    and deferred taxes)                    1,179,664         395,674

   Net unrealized appreciation/
    depreciation of investments             (361,681)        259,302

   Net increase in net assets
    from investment activities               466,746         275,692


Net assets at beginning of year            2,558,381       2,304,802


Net asset at end of year                 $ 3,025,127    $  2,580,494



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

     (b)  Investment Valuation and Transactions.

          Securities listed or traded on an exchange are valued at their last sales price on the exchange where the securities are principally traded. Securities reported on the NASDAQ National Market System or small cap's are valued at the last sales price on the valuation date or, absent a last sales price, at the closing bid price on the valuation date. Securities traded in the over-the-counter market are generally valued at the last bid price, based upon quotes furnished by independent market makers for such securities. Investments in notes receivable are valued at net an estimated realizable value. The Fund performs on-going evaluations regarding collectability of receivables and provides allowances for potential losses.

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


2.   Portfolio Securities


     AEROVOX, INC.

     The Fund, at September 30, 1999, held 2,000 shares of
Aerovox, Inc. common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $2.625 per share or $5,250.

     ALTA CALIFORNIA BROADCASTING

     The Fund, at September 30, 1999, held 255,000 shares of Alta California Broadcasting common stock, which is the result of a dividend declaration by Alta on 12/21/98. The dividend shares are subject to registration with the SEC; however, there is no assurance that such registration will ever become affective.
Alta bases the evidence of ownership upon notification of the dividend declaration. Alta has advised the Fund that the Net Tangible Book Value per share is a $1.39. However, in light of the above circumstances, the Board of Directors has determined the Fair Value of Alta to be $1.00 per share or $255,000.

     AMERICAN BINGO

     The Fund, at September 30, 1999, held 7,500 shares of
American Bingo common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $.78125 per share or $5,859.38.

     AMERICAN EDUCATIONAL PRODUCTS, INC.

     The Fund, at September 30, 1999, held 16,500 shares of American Educational Products, Inc. common stock. The stock is restricted as to sale due to the company being an affiliate, non-income producing and has been valued by the Board of Directors at its market value of $10.1875 per share or $168,093.75.

     BIOSOURCE INTERNATIONAL

     The Fund, at September 30, 1999, held 70,200 shares of
Biosource International common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $4.0625 per share or $285,187.50.

     COMMERCIAL ASSETS, INC.

     At September 30, 1999, the Fund held 5,000 shares of
Commercial Assets, Inc. common stock which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $5.1875 per share or $25,937.50.

     COMMUNICATIONS WORLD

     The Fund, at September 30, 1999, held 40,000 common shares and 8,000 warrants of Communications World, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $1.00 per share or $40,000 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     CONSUMER PORTFOLIO

     The Fund, at September 30, 1999, held 30,000 shares of
Consumer Portfolio common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $.96875 per share or $29,062.50.

     COVA TECHNOLOGIES

     The Fund, at September 30, 1999, held 917 shares of COVA
Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $20,035.

     CRYSTAL BAY

     At September 30, 1999, the Fund held 98,500 shares of
Crystal Bay common stock, which stock is restricted as to sale, non-income producing and has been valued by the Fund's Board of Directors at its cost of $1.00 per share or $98,500.

     DIRECT FOCUS, INC.

     The Fund, at September 30, 1999, held 13,500 shares of
Direct Focus common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $18.875 per share or $254,812.50.

     ECLIPSE fka BEAR STAR, LLC fka COLUMBINE HOME SALES, LLC

     The Fund, at September 30, 1999, held 305,000 common shares of Eclipse fka Bear Star, LLC which investment is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $0.00

     EXPLORATION COMPANY, THE

     The Fund, at September 30, 1999, held 41,000 shares of The
Exploration Company common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $2.5625 per share or $105,062.50.

     FAMILY STEAKHOUSE

     The Fund, at September 30, 1999, held 10,000 shares of
Family Steakhouse common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $1.4375 per share or $14,375.

     FIELDPOINT PETROLEUM

     The Fund, at September 30, 1999, held 30,000 shares of Fieldpoint Petroleum common stock, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $.75 per share or $22,500 on account of the purchase being recent enough to warrant no change in the fundamentals of the valuation.

     GLOBAL CASINOS, INC.

     The Fund, at September 30, 1999, held 17,680 shares of Global Casinos, Inc. common stock valued at its market price of $.625 per share or $11,050. The Fund, at September 30, 1999, also held 291,667 shares of Global Casinos, Inc. preferred stock, which was converted from debt, owed to the Fund by Global Casinos. Both positions are restricted as to sale due to the company being an affiliate, non-income producing. The Fund, at September 30, 1999, also held a note receivable from Global Casinos, Inc. in the amount of $163,343.13, which note is unsecured, accrues interest at the rate of 12% per year, and is due on demand. Said note is convertible into shares of Global Casinos, Inc. common stock at a conversion price of $5.00 per share. The Fund holds a second note receivable from Global Casinos in the amount of $314,562.25, which note is unsecured, accrues interest at the rate of 9% per year, is due on demand, and is convertible into Global Casinos common stock at $5.00 per share.

     GLOBEX MINING ENTERPRISES

     The Fund, at September 30, 1999, held 303,000 shares of
Globex Mining Enterprises common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $.15 per share or $45,450.

     GUARDIAN TECHNOLOGIES

     At September 30, 1999, the Fund held 30,000 shares of
Guardian Technologies common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.25 per share or $37,500.

     HAMPTON COURT RESOURCES

     The Fund, at September 30, 1999, held 12,500 shares of
Hampton Court Resources common stock, which stock is restricted as to sale, non-income producing and has been valued at its market price of $.96 per share or $12,000.

     HAUSER, INC.

     At September 30, 1999, the Fund held 2,500 shares of Hauser,
Inc. common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $3.65625 per share or $9,140.63.

     HAWKS INDUSTRIES

     The Fund, at September 30, 1999, held 27,000 shares of Hawks
Industries common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.125 per share or $30,375.

     INTERNATIONAL REMOTE IMAGING

     At September 30, 1999, the Fund held 26,600 shares of
International Remote Imaging common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.125 per share or $29,925.

     KINETIKS.COM

     The Fund, at September 30, 1999, held 1,422,332 shares of Kinetiks.com common stock, which stock is restricted as to sale and non-income producing. Because Kinetiks.com recently became current in its filings with the SEC, the stock has been valued by the Board of Directors below its market price of $1.03125 per share, instead its been valued at $.30 per share or $426,699.60. The Fund also held warrants to purchase an additional 850,000 shares of Kinetiks.com common stock at an exercise price of $.25 per share. The Board of Directors has valued the warrants at $0.

     LAND RESOURCE CORPORATION

     The Fund, at September 30, 1999, held 10,000 shares of Land
Resource Corporation common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $1.00 per share or $10,000.

     MEDICAL DEVICE TECHNOLOGIES

     The Fund, at September 30, 1999, held 250,000 shares of
Medical Device Technologies common stock, which stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at its cost of $.40 per share or $100,000.

     MULTI-LINK TELECOMMUNICATIONS

     The Fund, at September 30, 1999, held 5,000 shares of Multi-
Link Telecommunications common stock, which stock is restricted as to sale, non-income producing and has been valued at its cost of $5.00 per share or $25,000.

     NETIVATION.COM

     At September 30, 1999, the Fund held 20,000 shares of
Netivation.com common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $4.5625 per share or $91,250.

     REDWOOD ENERGY

     At September 30, 1999, the Fund held 79,700 shares of
Redwood Energy common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $.42 per share or $33,474.

     SOUTHSHORE CORPORATION

     At September 30, 1999, the Fund held 15,000 shares of
Southshore Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $1.1875 per share or $17,812.50.

     TELXON CORPORATION

     The Fund, at September 30, 1999, held 17,400 shares of
Telxon Corporation common stock, which stock is unrestricted as to sale, non-income producing and has been valued at its market price of $8.375 per share or $145,725.

     THERMOGENESIS

     At September 30, 1999, the Fund held 27,500 shares of
Thermogenesis common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $1.5625 per share or $42,968.75.

     TRAINING DEVICES, INC.

     The Fund, at September 30, 1999, held 20,000 shares of Training Devices common stock. The stock is restricted as to sale, non-income producing, and has been valued by the Board of Directors at $2.00 per share or $40,000, based on the price of the Company's most recent financing in October of 1997.

     UGIVE.COM

     The Fund, at September 30, 1999, held 416,667 shares of
UGive.com common stock, which stock is restricted as to sale, non-income producing, and has been valued at its cost of $.30 per share or $125,000.

     USASURANCE GROUP

     The Fund, at September 30, 1999, held 52,150 shares of
Usasurance Group common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $2.25 or $117,337.50.

     WHITEWING LABS

     The Fund, at September 30, 1999, held 23,500 shares of
Whitewing Labs common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $.25 per share or $5,875.

     WORLD CYBERLINK

     The Fund, at September 30, 1999, held 13,750 shares of World
Cyberlink common stock, which stock is unrestricted as to sale, non-income producing, and has been valued at its market price of $.8125 per share or $11,171.88.


3.   Real Estate Operations

     During the year ended December 31, 1993, the Fund purchased a 26,500 square foot office building located in Colorado Springs, CO (the "Northpark Building"). The Building was acquired primarily to provide office space for the Fund and as a potential source of income. The Fund sold its Northpark Building Effective September 30, 1997. The sale was structured as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds received were utilized to pay approximately $452,000 of mortgage, line of credit and other debt resulting in a net gain of $388,000.

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

     Real Estate Investment

     Effective September 4, 1997, The Fund purchased commercial real estate located at 3515 North Chestnut, Colorado Springs, CO., (the "Chestnut Building") for a purchase price of $621,358. The Fund utilized $100,000 from the Northpark Building sale proceeds towards the purchase of the new Chestnut Building as a tax-free exchange under Section 1031 to avoid paying current taxes on the Northpark Building gain. The Fund borrowed the remaining $500,000 from Vectra Bank at an initial interest rate of 9.75% with the assignment of all rents as collateral. The Fund has signed a business lease agreement to lease the Chestnut Building to Gerald L. Wiebe and Weebee Properties the "tenant", which agreed to pay for all property taxes, utilities, insurance and maintenance associated with the building during the term of the lease. As of May 1, 1999 the tenant signed a new lease agreement to lease the Chestnut Building for a period of one year, expiring on April 30, 2000, for a total sum of $130,000, $10,000 per month, and a $10,000 deposit, due in four equal installments. As of June 30, 1999, the Fund reclassed the Chestnut Building from an investment to a fixed asset. On September 30, 1999, the Fund posted a receivable from the Chestnut tenant for September rent and late fees of $15,800 which was received on October 21, 1999.

     On March 17, 1998, the Fund sold its 20% investment in the Plaza Hotel & Apartments in Thermopolis, Wyoming (the "Hotel Investment"). The Hotel Investment, which was purchased on September 24, 1997, was sold for its original purchase price of $200,000, of that $50,000 was paid in cash and the purchaser assumed a $150,000 note to Wyoming Resorts, LLC.

     Office Facilities

     The Fund, during September of 1998, moved its executive office space to 5373 North Union, Suite 100, Colorado Springs, CO, 80918. The Fund has a three year lease contract through September, 2001 starting at $9.50 per square foot increasing .50 per square foot annually and a $4.774 per square foot charge for common area maintenance ("CAM"). The CAM charge will escalate depending on the actual building maintenance usage determined for the year.

     The commercial real estate market in Colorado Springs, Colorado, although steadily improving over the last several years, still remains very competitive. While the Board does not believe that a single firm or group dominates the commercial real estate industry in Colorado Springs, many of the participants are well-established and posses far greater financial and market resources than the Fund.


4.     Contingencies

       None.


5.     Subsequent Event

       None.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1999 COMPARED TO
DECEMBER 31, 1998

       During the three months ended September 30, 1999, the Fund liquidated certain securities, Including 15,500 shares of Allied Health Care; 26,500 shares of Biosource; 9,600 shares of Exploration; 62,500 shares of Family Steak House; 40,500 shares of First Entertainment; 19,034 shares of J2 Communication; 22,500 shares of Netivation; 8,000 shares of Redwood Broadcasting and 19,500 shares of Thermogenesis.

       During the three months ended September 30, 1999, The Fund acquired approximately 2,000 shares of Aerovox; 7,500 shares of American Bingo; 15,000 shares of Biosource; 5,000 shares of Commercial Assets; 98,500 shares of Crystal Bay; 10,000 shares of Direct Focus; 25,000 shares of Guardian Technologies; 2,500 shares of Hauser; 200,000 shares of Kinetiks.com; 27,500 shares of Thermogenesis; 416,667 shares of Ugive.com; and 20,000 shares of Usasurance for a total investment of $658,902. During the same period, the Fund purchased and subsequently sold securities resulting in a net gain of approximately $84,941.

       The Fund's value in restricted and unrestricted securities increased from $1,830,541 as of December 31, 1998, to $2,879,722 as of September 30, 1999, an increase of $1,049,181 or 57%.
Notes receivable increased $460,743, or approximately 83%, from $554,582 as of December 31, 1998, to $1,015,325 as of September 30, 1999. Global Casinos, an international gaming Company, comprises approximately 43%, Webquest a venture capital investment company comprises 31% and other venture capital investments are 23% of total note receivables.

       The Fund owns commercial real estate purchased on September 4, 1997, for $621,358 with improvements. As of
September 30, 1999 the commercial real estate was reclassed from an investment to a fixed asset as the prior sales contract was altered to a lease agreement with an option to buy. Total investments, therefore, increased from $3,150,123 on December 31, 1998, to $3,895,047 on September 30, 1999, an increase of $744,924 or 24%.

       Cash held by related parties decreased from $232,252 as of December 31, 1991 to $923 or 100% as of September 30, 1999, as money held in security accounts were utilized to purchase investments. Cash held by others decreased 60% from $9,455 to $3,775 as of September 30, 1999. Investment securities sold decreased from $1,204,587 as of December 31, 1998, to $0.00 as of September 30, 1999 as income from pending sales were received during the first quarter 1999. Accounts receivable decreased 6% from $31,934 to $29,988 as of September 30, 1999, accounts receivable also includes $9,059 of refundable taxes. Accrued interest receivable increased from $52,969 to $63,054 or 19% concurrent with the increase of notes receivable. Prepaid loan payment as of September 30, 1999 was $21,839, a decrease of 75%, due to the Fund accruing nine months of payments on the twelve months of advance payments on the Merit Broadcasting long term note payable.

       Total current assets, therefore, decreased from $4,725,097 at December 31, 1998, to $4,003,707 at September 30, 1999, a
decrease of $721,390 or 15%.

       The Woodman property purchased at $390,000 and construction in progress at $114,058 as of September 30, 1999 remained the same from December 31, 1998. The reclassification of the Chestnut Building, however, increased Property and Equipment from $527,159 to $1,148,517 or 118% as of September 30,
1999.

       Based on the foregoing, total assets decreased from $5,246,585 on December 31, 1998, to $5,127,578 on September 30,
1999, a decrease of $119,007 or 2%.

       Total current liabilities decreased from $2,294,523 as of December 31, 1998, to $1,728,599 as of September 30, 1999, a
reduction of $565,924 or approximately 25%. Payables trade decreased 2% from $258,394 as of December 31, 1998, to $253,280 as of September 30, 1999. Investment securities purchased with a balance of $852,709 as of December 31, 1998 had a balance of 0.00 as of September 30, 1999 due to the Fund paying securities owed during the first quarter 1999. Property taxes and other decreased from $14,552 at December 31, 1998, to 10,815 at September 30, 1999, as was accrued for three quarters year to date 1999. Note payable related parties decreased from $231,576 to $95,488 at September 30, 1999 a decrease of 59% as the Fund paid off some debt. Note Payable other increased from $653,975 as of December 31, 1998, to $1,174,733 as of September 30, 1999 or 80% as
security trades payable increased in 1999 in addition to the Fund utilizing 100% of its $100,000 line of credit. The Fund accrues interest at 9.75% or 2% over prime for its line of credit, secured by the Funds portfolio holdings. The Fund also accrued income tax payable on its realized gains for year to date 1999 for $102,958. The Fund reclassed its 1998 estimated tax accrual of $91,121 to accounts payable with a credit of $18,999 to adjust to the 1998 actual tax due of $72,122. The Fund also incurred a deferred tax liability of $71,258 as of September 30, 1999 for unrealized gains on investments, a decrease of 60% from December 31, 1998.

       The Fund has a long-term debt to Merit Broadcasting, less current portion, of $222,347 as of September 30, 1999, a decrease of approximately 8% from December 31, 1998. Long term deferred tax liability remained at $151,505 for deferred tax on the Fund's 1031 exchange on investments.

       Total liabilities, therefore, decreased from $2,688,204 as of December 31, 1998, to $2,102,451 as of September 30, 1999, a decrease of $585,753 or approximately 22%.

       Based on the foregoing, Net Asset Value increased during the nine months ended September 30, 1999, from $2,558,381 at December 31, 1998, to $3,025,127 at September 30, 1999, an
increase of $466,746 or 18%. Net assets per common share increased from $4.00 per share at December 31, 1998, to $4.73 per share on September 30, 1999.

       Management knows of no trends or demands, commitments, events or uncertainties that will result in the Fund's liquidity or capital resources materially increasing or decreasing.


RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

       The Fund's investment income for the three months ended September 30, 1999, was $82,366, an increase of $40,185 or approximately 95% compared with the same period in 1998. This increase in investment income was due to the Fund receiving rental income from the Chestnut Building property and interest from security cash accounts.

       Expenses decreased from $242,077 as of September 30, 1998, to $224,550 as of September 30, 1999, a decrease of $17,527 or approximately 7%. Contributing to the decrease in expenses were decreases in professional fees of 23% and travel and entertainment of 25%. Building expenses however, at 0.00 as of September 30, 1998 were $4,515 at September 30, 1999 due to new contract fees, investment expenses increased 387% from $2,143 to $10,440 and donations increase 321% from $1,710 to $7,200.

       Based on the foregoing, the Fund reported a net investment loss for the three months ended September 30, 1999, of $(142,184), an increase of 29% when compared to the net investment loss of $(199,896) incurred during the same period in 1998.

       The Fund's net realized gain from sales of as of September 30, 1999 was $416,911, an increase of $231,268 or 125% compared to a net realized gain of $185,643 as of September 30, 1998. Unrealized net appreciation/depreciation relating to the current market value of securities being held by the Fund decreased $528,093 or 277% from an unrealized net gain of $190,743 as of September 30, 1998, to an unrealized net loss of $(337,350) as of September 30, 1999.


RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

       The Fund's investment income for the nine months ended September 30, 1999, was $227,659, an increase of $129,272 or approximately 131% compared with the same period in 1998. This increase in investment income was due to the Fund receiving rental income from the Chestnut Building and interest from security cash accounts.

       Expenses increased from $477,671 as of September 30, 1998, to $578,896 as of September 30, 1999, an increase of $101,225 or approximately 21%. Contributing to the increase in expenses were increases in travel and entertainment of 58%, building expenses of 109% and office expenses of approximately 150% mainly due to $95,000 of bad debt expense incurred for note receivable allowances.

       Based on the foregoing, the Fund reported a net investment loss for the nine months ended September 30, 1999, of $(351,237), a decrease of 7% when compared to the net investment loss of $(379,284) incurred during the same period in 1998.

       The Fund's net realized gain from sales of as of September 30, 1999 was $1,179,664, an increase of $783,990 or 198% compared to a net realized gain of $395,674 as of September 30, 1998. Unrealized net appreciation/depreciation relating to the current market value of securities being held by the Fund decreased $620,983 or 240% from an unrealized net gain of $259,302 as of September 30, 1998, to an unrealized net loss of $(361,681) as of September 30, 1999.

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


                              THE ROCKIES FUND, INC.



Dated:    11/15/99            By:  /s/ Stephen G. Calandrella
                                   Stephen G. Calandrella, President


Dated:    11/15/99            By:  /s/Barbara A. Hamstad
                                   Principal Accounting Officer